Form 10-Q
period 1999-10-03
VIXEL CORP
filed 1999-11-17
CIK 1087955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------

                                    FORM 10-Q

                                -----------------

(Mark One)
   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 3, 1999

                                       OR

   [   ]       Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

                          Commission File No. 333-81347



                                VIXEL CORPORATION
             (Exact name of registrant as specified in its charter)


                  Delaware                                  84-1176506
        (State or other jurisdiction                     (I.R.S. Employer
      of incorporation or organization)                 Identification No.)


                         11911 North Creek Parkway South
                            Bothell, Washington 98011
                                 (425) 806-5509
    (Address, including zip code, of Registrant's principal executive offices and telephone number, including area code)

                                -----------------

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

        The number of shares outstanding of the Registrant's common stock, $.0015 par value, as of October 31, 1999 was 23,000,092.

                                VIXEL CORPORATION

              INDEX TO FORM 10-Q FOR QUARTER ENDED OCTOBER 3, 1999


                                                                                          Page
                                                                                          ----
Part I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Condensed Balance Sheet as of October 3, 1999 (unaudited) and
        January 3, 1999 .............................................................      3

        Condensed Statement of Operations for the three and nine month periods
        ended October 3, 1999 (unaudited) and September 27, 1998 (unaudited) ........      4

        Condensed Statement of Cash Flows for the nine month periods ended
        October 3, 1999 (unaudited) and September 27, 1998 (unaudited) ..............      5

        Notes to Condensed Financial Statements .....................................      6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ..............................................      9

    Item 3.  Quantitative and Qualitative Disclosures of Market Risk ................     24

Part II.  OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds ..............................     25

    Item 4.  Submission of Matters to a Vote of Securities Holders ..................     25

    Item 6.  Exhibits and Reports on Form 8-K .......................................     25

Signature ...........................................................................     26

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                VIXEL CORPORATION
                             CONDENSED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                            PRO FORMA
                                                                                                          STOCKHOLDERS'
                                                                                                            EQUITY AT
                                                                            OCTOBER 3,      JANUARY 3,      OCTOBER 3,
                                                                               1999            1999           1999
                                                                            ----------      ----------    -------------
                                                                            (UNAUDITED)                    (UNAUDITED)
ASSETS
    Current assets
        Cash and cash equivalents                                           $     954       $   3,841
        Investments                                                                --           2,490
        Accounts receivable, net of allowance for doubtful accounts of
            $306 (unaudited) and $231, respectively                             6,540           4,781
        Accounts receivable, underwriters                                      71,982              --
        Inventory                                                               1,899           1,546
        Prepaid expenses and other current assets                               2,158           1,867
                                                                            ---------       ---------
                Total current assets                                           83,533          14,525
        Property and  equipment, net                                            7,290           7,378
        Goodwill and  intangibles, net                                          4,179           5,579
        Other assets                                                              550             683
                                                                            ---------       ---------
            Total assets                                                    $  95,552       $  28,165
                                                                            =========       =========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY (DEFICIT)
    Current liabilities
        Line of credit                                                      $   2,839       $      --
        Current portion of long-term debt and capital leases                   11,278           1,564
        Accounts payable                                                       10,067           4,821
        Accrued liabilities                                                     7,185           7,855
                                                                            ---------       ---------
                Total current liabilities                                      31,369          14,240
    Long-term debt and capital leases, net of current portion                   3,720          12,856
    Other long-term liabilities                                                 1,000           1,000
                                                                            ---------       ---------
            Total liabilities                                                  36,089          28,096
                                                                            ---------       ---------

Commitments and Contingencies
Mandatorily redeemable convertible preferred stock Series E; $.001 par value; 4,623,482 shares authorized; 4,529,221 shares issued and outstanding; redemption and liquidation value of
    $20,382, plus unpaid dividends                                             20,150          19,993       $      --
                                                                            ---------       ---------       ---------

Stockholders'  equity (deficit)
    Convertible preferred stock, $.001 par value, 15,536,522 shares authorized; 14,465,777 (unaudited) and 14,465,777 shares
        issued and outstanding, respectively                                       14              14              --
    Common stock, $.0015 par value; 30,000,000 shares authorized;
        9,180,768 (unaudited) and 2,898,379 shares issued and
        outstanding, respectively; 22,440,322 (unaudited) shares
        issued and outstanding pro forma                                           14               5              34
    Additional  paid-in-capital                                               123,978          36,349         144,122
    Deferred compensation                                                      (6,771)             --          (6,771)
    Notes receivable from stockholders                                         (5,248)             --          (5,248)
    Treasury stock, at cost; 66,666 shares                                        (50)            (50)            (50)
    Accumulated deficit                                                       (72,624)        (56,242)        (72,624)
                                                                            ---------       ---------       ---------
            Total stockholders' equity (deficit)                               39,313         (19,924)      $  59,463
                                                                            ---------       ---------       =========
            Total liabilities, mandatorily redeemable preferred stock,
                 and stockholders' equity (deficit)                         $  95,552       $  28,165
                                                                            =========       =========


          See accompanying notes to the condensed financial statements

                                VIXEL CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 OCTOBER 3,      SEPTEMBER 27,     OCTOBER 3,      SEPTEMBER 27,
                                                    1999             1998             1999             1998
                                                 ----------      -------------     ----------      -------------
Revenue:
    SAN systems                                   $  6,602         $  2,475         $ 17,408         $  9,032
    Components                                       2,301            5,393           13,554           20,070
                                                  --------         --------         --------         --------
        Total revenue                                8,903            7,868           30,962           29,102

Cost of revenue                                      6,255            6,487           21,928           23,219
                                                  --------         --------         --------         --------

Gross profit                                         2,648            1,381            9,034            5,883
                                                  --------         --------         --------         --------

Operating expenses
    Research and development                         3,340            2,813            9,573            8,062
    Acquired in-process technology                      --               --               --            5,118
    Selling, general and administrative              3,660            2,942           10,324            9,179
    Amortization and writedown of goodwill
      and intangibles                                  340              370            1,020              980
    Amortization of deferred compensation            1,271               --            3,054               --
                                                  --------         --------         --------         --------
        Total operating expenses                     8,611            6,125           23,971           23,339
                                                  --------         --------         --------         --------

Loss from operations                                (5,963)          (4,744)         (14,937)         (17,456)
Gain on sale of division                                --               --               --            9,061
Other expense, net                                    (564)            (158)          (1,446)            (436)
                                                  --------         --------         --------         --------
Net loss                                          $ (6,527)        $ (4,902)        $(16,383)        $ (8,831)
                                                  ========         ========         ========         ========

Net loss available to common stockholders         $ (6,576)        $ (4,950)        $(16,531)        $ (8,979)
                                                  ========         ========         ========         ========

Basic and diluted net loss per share              $  (1.36)        $  (1.77)        $  (4.18)        $  (3.95)
                                                  ========         ========         ========         ========

Weighted-average shares outstanding                  4,842            2,795            3,957            2,271
                                                  ========         ========         ========         ========

Pro forma net loss available  to common
    stockholders                                  $ (6,527)                         $(16,383)
                                                  ========                          ========

Pro forma basic and diluted net loss
    per share                                     $  (0.37)                         $  (0.99)
                                                  ========                          ========

Pro forma weighted-average shares
    outstanding                                     17,505                            16,620
                                                  ========                          ========


          See accompanying notes to the condensed financial statements

                                VIXEL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                         -----------------------------
                                                                         OCTOBER 3,      SEPTEMBER 27,
                                                                            1999             1998
                                                                         ----------      -------------
Cash flows from operating activities
    Net loss                                                              $(16,383)        $ (8,831)
    Adjustments to reconcile net loss to net cash used in
       operating activities
        Depreciation                                                         1,807            1,516
        Acquired in-process technology                                          --            5,118
        Amortization and writedown of goodwill and intangibles               1,400            1,714
        Amortization of debt discount                                          172               --
        Amortization of deferred compensation                                3,118               --
        Loss on disposal of property and equipment                              34               --
        Gain on sale of division                                                --           (9,061)
        Changes in:
           Accounts receivable, net                                         (1,759)           1,765
           Inventory                                                          (353)          (1,197)
           Prepaid expenses and other current assets                          (148)             214
           Accounts payable and accrued liabilities                          4,205            3,194
                                                                          --------         --------
               Net cash used in operating activities                        (7,907)          (5,568)
                                                                          --------         --------

Cash flows from investing activities
    Sale (purchase) of short term investments, net                           2,490           (3,017)
    Purchase of property and equipment                                        (498)            (743)
    Cash paid for acquisition of Arcxel Technologies, Inc.                      --              (16)
    Proceeds from sale of division                                              --            6,865
                                                                          --------         --------

               Net cash provided by investing activities                     1,992            3,089
                                                                          --------         --------

Cash flows from financing activities
    Proceeds from line of credit, net                                        2,839               --
    Principal payments on long-term debt and capital leases                   (860)          (1,080)
    Amortization of debt issuance costs                                         12               17
    Proceeds from issuance of preferred stock, net                             387               --
    Proceeds from issuance of common stock, net                                650              189
                                                                          --------         --------

               Net cash provided by (used in) financing activities           3,028             (874)
                                                                          --------         --------

Net decrease in cash and cash equivalents                                   (2,887)          (3,353)
Cash and cash equivalents, beginning of period                               3,841            3,776

                                                                          --------         --------
Cash and cash equivalents, end of period                                  $    954         $    423
                                                                          ========         ========

Equipment purchased under capital leases                                  $  1,411         $  3,494
Issuance of detachable stock warrants                                            9               --
Accretion of mandatorily redeemable stock                                      148              237

          See accompanying notes to the condensed financial statements

                                VIXEL CORPORATION

                     Notes to Condensed Financial Statements
                (Information for the three and nine months ended
                     October 3, 1999 and September 27, 1998)


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three and nine-month periods ended October 3, 1999 are not necessarily indicative of future financial results.

    Investors should read these interim statements in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto for the fiscal year ended January 3, 1999 (audited) and the six months ended July 4, 1999 (unaudited) included in our registration statement on Form S-1, Registration No. 333-81347.


NOTE 2.  INVENTORIES

    Inventories consist of the following (in thousands):


                                            October 3,      January 3,
                                               1999            1999
                                            ----------      ----------
          Raw Materials                       $   604         $   606
          Work-in-Process                          48              --
          Finished Goods                        1,589           1,423
          Less: writedown to
             expected realizable value           (342)           (483)
                                              -------         -------
                                              $ 1,899         $ 1,546
                                              =======         =======

NOTE 3.  INITIAL PUBLIC OFFERING

    The Company's Registration Statement on Form S-1 for its initial public offering of 4,300,000 shares of Common Stock was declared effective by the Securities and Exchange Commission on September 30, 1999. This transaction with the underwriters closed on October 6, 1999 and the Company realized net proceeds of $71,982,000. As of October 3, 1999, this amount is included in accounts receivable, underwriters and additional paid-in-capital. Subsequently, on October 12, 1999, the underwriters exercised the over-allotment option of 645,000 shares of Common Stock and the Company realized net proceeds of $10,797,000.

NOTE 4.  PRO FORMA STOCKHOLDERS' EQUITY (UNAUDITED)

     Effective upon the closing of the initial public offering, the outstanding shares of the Company's convertible preferred stock converted into 13,259,554 shares of common stock. The number of preferred shares converted includes 894,333 shares of preferred stock issuable upon exercise of warrants. These preferred shares will convert into 596,222 shares of Common Stock. The pro forma effects of these transactions are unaudited and have been reflected in the accompanying pro forma stockholders' equity at October 3, 1999. In addition, upon completion of the initial public offering, outstanding warrants to purchase 404,798 shares of preferred stock were automatically converted into warrants to purchase 269,866 shares of common stock.

NOTE 5.  STOCKHOLDERS' EQUITY

        On August 27, 1999, the stockholders approved an Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, 300,000 shares are reserved for issuance to eligible employees at a price equal to 85% of the fair market value of the common stock on the offering or purchase date as defined in the ESPP. Beginning with January 1, 2001, and continuing annually through and including January 1, 2009, the number of reserved shares will be increased by the lessor of (i) one percent of the total number of shares of common stock outstanding at the time or
(ii) 300,000 shares.

        On August 27, 1999, the stockholders approved the 1999 Equity Incentive Plan (the "EIP") which provides for the grant of incentive and non-qualified stock options to directors, employees and consultants of the Company and its affiliates. Under the EIP, 1,700,000 shares of common stock are reserved for issuance, with annual increases each January 1, beginning with January 1, 2001, equal to the lessor of (i) 4% of the total number of shares of common stock outstanding at the time or (ii) 1,700,000 shares of common stock. Incentive and non-qualified stock options are granted at an exercise price not less than 100% and 85%, respectively, of the fair market value of the common stock on the date of grant. Such options generally expire 10 years after the date of grant.

NOTE 6.  NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

     Basic net loss per share represents the net loss available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted net loss per share represents net loss available to common stockholders divided by the weighted-average number of common shares outstanding including the potentially dilutive impact of common stock options and warrants and convertible preferred stock. Common stock options and warrants are converted using the treasury stock method. Convertible preferred stock is converted using the if-converted method. Basic and diluted net loss per share are equal for the periods presented as potentially dilutive securities would be anti-dilutive.

     Pro forma net loss per share is computed using the weighted-average number of common shares outstanding, including the pro forma effects of the automatic conversion of Vixel's convertible preferred stock into shares of common stock effective upon the closing of the initial public offering as if such conversion occurred on the date the shares were originally issued.

     The following table sets forth the computation of the numerators and denominators in the basic, diluted and pro forma net loss per share calculations for the periods indicated (in thousands):

                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         OCTOBER 3,      SEPTEMBER 27,     OCTOBER 3,      SEPTEMBER 27,
                                                            1999             1998             1999             1998
                                                         ----------      -------------     ----------      -------------
Numerator:
     Net loss                                             $ (6,527)        $ (4,902)        $(16,383)        $ (8,831)
     Accretion of mandatorily
         redeemable convertible
         preferred stock                                       (49)             (48)            (148)            (148)
                                                          --------         --------         --------         --------
     Net loss available to common
         stockholders                                       (6,576)        $ (4,950)         (16,531)        $ (8,979)
                                                                           ========                          ========

     Effect of pro forma conversion of securities:
     Accretion of mandatorily
         redeemable convertible
         preferred stock                                        49                               148
                                                          --------                          --------
     Pro forma net loss available to
         common stockholders                              $ (6,527)                         $(16,383)
                                                          ========                          ========

Denominator:
     Weighted-average shares
         outstanding                                         4,842            2,795            3,957            2,271
                                                                           ========                          ========

Dilutive effect of pro forma securities:
     Preferred stock - Series A                              3,261                             3,261
     Preferred stock - Series B                              3,496                             3,496
     Preferred stock - Series C                                381                               381
     Preferred stock - Series D                              1,333                             1,333
     Preferred stock - Series E                              3,019                             3,019
     Preferred stock - Series F                              1,173                             1,173
                                                          --------                          --------

Pro forma weighted average shares
     outstanding (unaudited)                                17,505                            16,620
                                                          ========                          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This document contains forward-looking statements that involve risk and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "except," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date hereof to conform such statements to actual results or to changes in our expectations.

     Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the audited financial statements and the notes thereto and disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" included in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission, SEC File No. 333-81347.

     References to dollar amounts are in thousands unless otherwise specified.

                                COMPANY OVERVIEW

     Vixel is a leading provider of comprehensive interconnect solutions for use in storage area networks, or SANs. Our portfolio of Fibre Channel products, including our SAN management software, fabric switches, arbitrated loop hubs and transceivers, is fully interoperable and designed to perform in concert to address a wide variety of data and storage needs.

     We derive substantially all of our revenue from the sale of SAN interconnect products, including switches, hubs and transceivers. We currently include our SAN InSite software with our switches and managed hubs. We sell our products to a limited number of original equipment manufacturers, or OEMs. Compaq Computer and Sun Microsystems represented 35.2% and 18.6% of revenue, respectively, for the three months ended October 3, 1999. Sun Microsystems and Hewlett-Packard represented 61.1% and 16.6%, respectively for the three months ended September 27, 1998. Sun Microsystems and Compaq Computer represented 29.8% and 24.2% of revenue, respectively, for the nine months ended October 3, 1999 and Sun Microsystems represented 62.9% of revenue for the nine months ended September 27, 1998. No other individual customer represented more than 10.0% of our total revenue in those periods.

     We generally recognize revenue at the time of product shipment, unless we have future obligations for installation or when we ship product demonstration units. Revenue from products shipped with future installation obligations is recognized when we meet our future obligation. Revenue is not recognized on demonstration units unless the customer ultimately purchases the unit, and the related revenue is recognized at that time. Our agreement with our North American distributor provides for price protection and for stock rotation based on a percentage of shipments for the preceding quarter when an offsetting order is requested. Revenue for the percentage of shipments subject to these stock rotation rights is deferred until the stock rotation period has passed. We provide an allowance for price protection rights. We also maintain a reserve for product warranty costs based on a combination of historical experience and specifically identified potential warranty liabilities.

     During the period January through September 1999 we outsourced our product manufacturing to two contract manufacturers, K*TEC Electronics, a division of Kent Electronics, and Solectron Corporation. The planned transition for moving all production to K*TEC was successfully completed with the production at Solectron ending on September 17, 1999. All equipment and materials were moved from Solectron to K*TEC or our Bothell facility.

     The strategy with this transition is to reduce indirect costs associated with supplier management and performance tracking and to use the efficiencies of K*TEC's consolidated purchasing power and materials management capabilities to reduce average cost of goods sold. K*TEC also provides distribution and repair operations and most of our materials management. We purchase certain components directly from suppliers and resell them to our contract manufacturers at our cost and recognize no revenue from these transactions. We also outsource the manufacturing of our ASICs to third-party manufacturers that ship these components to K*TEC for assembly.

                                    RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenue represented by selected items from the unaudited Condensed Statement of Operations. This table should be read in conjunction with the unaudited Condensed Financial Statements included elsewhere herein.

                                                       Percentage of                   Percentage of
                                                       Total Revenue                   Total Revenue
                                                     Three Months Ended              Nine Months Ended
                                                October 3,     September 27,    October 3,     September 27,
                                                   1999            1998            1999            1998
                                                ----------     -------------    ----------     -------------
                                                (unaudited)     (unaudited)     (unaudited)     (unaudited)
Revenue
    SAN systems                                     74.2%           31.5%           56.2%           31.0%
    Components                                      25.8            68.5            43.8            69.0
                                                  ------          ------          ------          ------
           Total revenue                           100.0           100.0           100.0           100.0
Cost of revenue                                     70.3            82.4            70.8            79.8
                                                  ------          ------          ------          ------

Gross profit                                        29.7            17.6            29.2            20.2
                                                  ------          ------          ------          ------

Operating expenses:
    Research and development                        37.5            35.8            30.9            27.7
    Acquired in-process technology                    --              --              --            17.6
    Selling, general and administrative             41.1            37.4            33.3            31.5
    Amortization and writedown of goodwill
           and intangibles                           3.8             4.7             3.3             3.4
    Amortization of deferred compensation           14.3              --             9.9              --
                                                  ------          ------          ------          ------
           Total operating expenses                 96.7            77.8            77.4            80.2
                                                  ------          ------          ------          ------

Loss from operations                               (67.0)          (60.3)          (48.2)          (60.0)
    Other (expense) income, net                     (6.3)           (2.0)           (4.7)           29.6
                                                  ------          ------          ------          ------
Net loss                                           (73.3)%         (62.3)%         (52.9)%         (30.3)%
                                                  ======          ======          ======          ======


THREE MONTHS ENDED OCTOBER 3, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 27, 1998

    REVENUE. Total revenue for the three months ended October 3, 1999 was $8,903, an increase of $1,035 compared with $7,868 in the three months ended September 27, 1998. Total revenue includes SAN systems revenue as well as component and other revenue. SAN systems revenue consists of revenue generated from our SAN switches and hubs. SAN systems revenue for the three months ended October 3, 1999 was $6,602, an increase of $4,127, compared with $2,475 in the three months ended September 27, 1998. This 167% increase was the result of an increase in sales of our switch and hub products.

    Component revenue consists of revenue generated from the sale of our GBIC and GLM transceivers. Component revenue in the three months ended October 3, 1999 was $2,301, a decrease of $3,092 compared with $5,393 in the three months ended September 27, 1998. Performance issues with our CD based transceiver products sold primarily in 1997 were identified in late 1998 and early 1999 and resulted in decreased purchases of our transceiver products in the three months ended October 3, 1999. We anticipate that our component revenue will continue to decrease as a result of our decision to focus our resources on our SAN systems as well as a result of our customers' perceptions of our transceiver performance problems.

    GROSS PROFIT. Cost of revenue includes the cost to acquire finished products from third party manufacturers of our products, expenses we incur related to inventory management, product quality testing and customer order fulfillment, and provisions for warranty expenses and inventory obsolescence. Gross profit in the three months ended October 3, 1999 was $2,648, an increase of $1,267, compared with $1,381 in the three months ended September 27, 1998. Gross profit as a percentage of total revenue was 29.7% in the three months ended October 3, 1999, compared with 17.6% in the three months ended September 27, 1998. The increases in both absolute dollars and percentage of total revenue reflect a change in our product mix, as sales of switch and hub products increased while sales of transceivers declined. Our switch and hub products generally have higher gross margins than our transceiver products.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and sustaining engineering of our products, consulting and outside service fees, costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses in the three months ended October 3, 1999 were $3,340, an increase of $527, compared with $2,813 in the three months ended September 27, 1998. This increase was primarily the result of an increase in engineering materials and prototypes.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, finance and information technology support functions, as well as professional fees, allowance for doubtful accounts receivable, trade shows and other marketing activities. Selling, general and administrative expenses in the three months ended October 3, 1999 were $3,660, an increase of $718, compared with $2,942 in the three months ended September 27, 1998. This increase was primarily the result of hiring additional personnel during fiscal 1999.

    AMORTIZATION AND WRITEDOWN OF GOODWILL AND INTANGIBLES. Amortization of goodwill and intangibles in the three months ended October 3, 1999 was $340, a decrease of $30, compared with $370 in the three months ended September 27, 1998. This decrease was the result of a portion of goodwill and intangibles from our acquisition of Western Digital being fully amortized in the quarter ended April 4, 1999.

    AMORTIZATION OF DEFERRED COMPENSATION. Amortization of deferred compensation in the three months ended October 3, 1999 was $1,271 as a result of stock options granted since the beginning of fiscal 1999. We incurred no amortization of deferred compensation in the three months ended September 27, 1998.

    OTHER EXPENSE, NET. Other expense, net, consists of the gain or loss on the sale of business divisions or product lines, interest income, interest expense and other miscellaneous income or expense. Other expense, net, in the three months ended October 3, 1999 was $564 compared with $158 in the three months ended September 27, 1998. The change primarily relates to interest expense, which in the three months ended October 3, 1999, was $604, an increase of $341, compared with $263 in the three months ended September 27, 1998. This increase was the result of an increase in line of credit borrowing and a term loan of $7,500 obtained in the fourth quarter of fiscal 1998.

NINE MONTHS ENDED OCTOBER 3, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 27, 1998

    REVENUE. Total revenue for the nine months ended October 3, 1999 was $30,962, an increase of $1,860, compared with $29,102 in the nine months ended September 27, 1998. SAN systems revenue for the nine months ended October 3, 1999 was $17,408 an increase of $8,376 compared with $9,032 in the nine months ended September 27, 1998. This 93% increase was the result of an increase in sales of our switch and hub products.

    Component revenue in the nine months ended October 3, 1999 was $13,554, a decrease of $6,516, compared with $20,070 in the nine months ended September 27, 1998. Performance issues with our CD based transceiver products sold primarily in 1997 were identified in late 1998 and early 1999 and resulted in decreased purchases of our transceiver products in the nine months ended October 3, 1999.

    GROSS PROFIT. Gross profit in the nine months ended October 3, 1999 was $9,034, an increase of $3,151, compared with $5,883 in the nine months ended September 27, 1998. Gross profit as a percentage of total revenue was 29.2% in the nine months ended October 3, 1999, compared with 20.2% in the nine months ended September 27, 1998. The increases in both absolute dollars and percentage of total revenue reflect a change in our product mix, as sales of switch and hub products increased while sales of transceivers declined. Our switch and hub products generally have higher gross margins than our transceiver products.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the nine months ended October 3, 1999 were $9,573, an increase of $1,511, compared with $8,062 in the nine months ended September 27, 1998. This increase was primarily the result of adding personnel to our ASIC and switch development teams.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the nine months ended October 3, 1999 were $10,324, an increase of $1,145, compared with $9,179 in the nine months ended September 27, 1998. This increase was primarily the result of hiring additional personnel.

    AMORTIZATION AND WRITEDOWN OF GOODWILL AND INTANGIBLES. Amortization of goodwill and intangibles in the nine months ended October 3, 1999 was $1,020, an increase of $40, compared with $980 in the nine months ended September 27, 1998. This increase was the result of amortization of goodwill and intangibles resulting from our acquisition of Arcxel Technologies in February 1998.

    AMORTIZATION OF DEFERRED COMPENSATION. Amortization of deferred compensation in the nine months ended October 3, 1999 was $3,054 as a result of stock options granted since the beginning of fiscal 1999. During that period we recorded deferred compensation of $9,824. We incurred no amortization of deferred compensation in the nine months ended September 27, 1998.

    OTHER EXPENSE, NET. Interest expense in the nine months ended October 3, 1999 was $1,652, an increase of $828, compared to the nine months ended September 27, 1998. The increase is primarily a result of an increase in a term loan of $7,500. Gain on sale of division in the nine months ended September 27, 1998 was a result of selling substantially all of the laser diode fabrication facility and gigabit Ethernet transceiver product line of our Colorado division for cash proceeds of $7,250 and the assumption of net liabilities of the Colorado division. The company recorded a one-time gain of approximately $9,061 related to the sale.


LIQUIDITY AND CAPITAL RESOURCES

    Our principal sources of liquidity at October 3, 1999 consisted of $954 in cash and cash equivalents, a $2,500 capital equipment lease line of credit and a working capital credit facility with a borrowing limit of the lesser of $5,000 or 80.0% of eligible accounts receivable. As of October 3, 1999, we had utilized $1,281 under the capital equipment lease line. Borrowings under the capital equipment lease line of credit bear interest at 8.25% per annum, are payable ratably over a 36 month term and are secured by the fixed assets that we lease under the line of credit. As of October 3, 1999, $2,839 borrowings were outstanding under the working capital credit facility.

    Since inception, we have financed our operations primarily through the sale of common stock and preferred stock with aggregate proceeds of approximately $51,500. Additionally, we have financed our operations through capital equipment lease lines, working capital credit facilities, notes payable and $6,865 in net cash received from the sale of our laser diode fabrication facility and gigabit Ethernet product line.

    Cash utilized by operating activities was $7,907 in the nine months ended October 3, 1999, and $5,568 in the nine months ended September 27, 1998. The cash utilized in each of these periods was due to net losses, as well as working capital required to fund our increased operations.

    The Company's initial public offering of 4,300,000 shares of Common Stock was closed on October 6, 1999 and the Company realized net proceeds of $71,982. Subsequently, the underwriters exercised the over-allotment option of 645,000 shares of common stock and the Company realized net proceeds of $10,797 upon closing on October 15, 1999. We believe that the net proceeds from the initial public offering, together with our existing cash balances and available lines of credit, will be sufficient to meet our cash requirements at least through the next twelve months.

YEAR 2000 READINESS DISCLOSURE

    The year 2000 problem refers to the potential disruption of business activities caused by failures or miscalculations by computers, software and other equipment which are triggered by advancement of date records past the year 1999. For example, if software that uses the calendar year in computations is not ready for the millennium calendar change, it may recognize a date represented as "00" as the year 1900 rather than the year 2000.

    PRODUCTS. Our products were designed so as not to affect date sensitive data, and we expect them to be year 2000 compliant when configured and used in accordance with the related documentation, provided that the host machine's underlying operating system and any other software used with or in the host machine or our products are also year 2000 compliant. We continue to respond to customer questions about our products on a case-by-case basis.

     We have tested our products and their third-party components for year 2000 compliance, but do not warrant the overall installation of our solutions because we cannot guarantee the compliance of other vendors' products. Our general purchase terms and conditions require that products and components supplied to us are year 2000 compliant. We have obtained and continue to seek written assurances from developers of products incorporated into our products that their products are year 2000 compliant. If we identify a material year 2000 compliance issue with a third party supplier, we will work with that supplier to resolve the issue or source the parts or services from a supplier that is year 2000 compliant. We believe all critical components of our products obtained from third-party suppliers are year 2000 compliant, and expect that we will be able to resolve any significant year 2000 problems in these components with them. We cannot be certain, however, that these suppliers will resolve any or all year 2000 problems before the occurrence of a material disruption to the operation of our business. Any failure of these third parties to timely resolve year 2000 problems with their systems could harm our business.

    INTERNAL INFORMATION TECHNOLOGY SYSTEMS. We have substantially completed testing, modifying, upgrading and replacing existent critical internal information technology systems, including our own software products and third-party software and hardware technology. To the extent that we are not able to test the technology provided by third-party vendors, we have obtained and continue to seek written assurances from these vendors that their systems are year 2000 compliant. Given the short time period between the completion of our compliance efforts and the end of the year, we may not have the time to implement solutions or such solutions may be costly or unavailable.

    SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. We are assessing the potential effect and costs of remediating the year 2000 problem on our office equipment and facilities, but are not aware of any significant operational year 2000 issues or costs associated with our non-information technology systems. The majority of the infrastructure of our offices has been constructed within the last three years. However, we may experience significant unanticipated problems and costs caused by undetected errors or defects in the technology used in these systems.

    MOST LIKELY CONSEQUENCES OF THE YEAR 2000 PROBLEM. A business disruption caused by the year 2000 problem could interrupt our operations and damage our relationships with our customers. An internal disruption or product failure unique to us could give our competitors a comparative advantage. Failure of our internal systems to be year 2000 ready could delay order processing, invoicing and developing products and could require us to devote significant resources to correcting such problems. Further, our customers' purchasing plans could be affected by year 2000 preparation and remediation of the need to expend significant resources to fix their existing systems. In addition, some customers may wait to purchase our products until after the year 2000, which may reduce our revenue in the near future.

    COST. We have funded our year 2000 plan from cash balances and separately have accounted for these costs. We estimate that the total cost to us of completing any required modifications, upgrades or replacements of our internal systems will not exceed $280,000, almost all of which we believe will be or has been incurred during fiscal 1999.

    CONTINGENCY PLANS. We have developed contingency plans to be implemented if our efforts to identify and correct year 2000 problems affecting our internal systems are not effective. Depending on the systems affected and because of the short time period before the year 2000, these plans could be costly and might include:

     -    accelerated replacement of affected equipment or software;
     -    short to medium-term use of backup equipment and software;
     -    increased work hours for our personnel; and
     -    use of contract personnel to correct any year 2000 problems that
     -    arise or to provide manual workarounds for information systems.

    The need to or cost of implementing any of these contingency plans could adversely affect our business.


FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

WE HAVE INCURRED SIGNIFICANT LOSSES SINCE OUR INCEPTION, WE EXPECT FUTURE LOSSES, AND WE MAY NOT BECOME PROFITABLE.

     We have incurred significant losses since inception and expect to incur losses in the future. As of October 3, 1999, we had an accumulated deficit of $72.6 million. We cannot be certain that we ever will realize sufficient revenue to achieve profitability. We expect to incur significant product development, sales and marketing and administrative expenses, and we will need to generate significant revenue to achieve and maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

OUR OPERATING RESULTS ARE DIFFICULT TO FORECAST, MAY FLUCTUATE ON A QUARTERLY BASIS AND MAY BE ADVERSELY AFFECTED BY MANY FACTORS, WHICH MAY RESULT IN VOLATILITY IN OUR STOCK PRICE.

     Our revenue and results of operations have varied on a quarterly basis in the past and may vary significantly in the future due to a number of factors, many of which may cause our stock price to fluctuate. Some of the factors that could affect our operating results include:

     - the size, timing, terms and fluctuations of customer orders, particularly large orders from a limited number of OEMs;
     - our ability to attain and maintain sufficient reliability levels for our SAN interconnect products;
     - the timing of the introduction or enhancement of products by us, our OEMs and our competitors;
     -    decreases in the prices at which we can sell our products;
     - the mix of products sold, as our switches and hubs typically have higher margins than our transceivers, and the mix of distribution channels through which our products are sold; and
     - the ability of our contract manufacturers to produce and distribute our products in a timely fashion.

     As a result of these and other factors, we believe that period to period comparisons of our operating results should not be relied upon as an indicator of our future performance. It is likely that in some future period our operating results will be below your expectations or those of public market analysts.

A COMPONENT IN OUR TRANSCEIVERS HAS EXPERIENCED AN ABNORMALLY HIGH FAILURE RATE WHICH HAS ADVERSELY AFFECTED AND COULD IN THE FUTURE AFFECT OUR SALES.

     Our gigabit interface converter transceivers, or GBICs, and our gigabaud link module transceivers, or GLMs, manufactured prior to March 1999 incorporate a compact disk, or CD, laser manufactured by a third party. GBICs are removable and GLMs are non-removable devices that convert optical and electrical signals. We have observed, and some customers have confirmed, that in certain applications our GBIC and GLM transceivers that incorporate this CD laser have experienced an abnormally high failure rate. Although we recorded a warranty reserve of $3.6 million in the fourth quarter of fiscal 1998 as a result of these problems, there is a risk that this reserve will be inadequate to implement a remedy that is satisfactory to our customers. In addition, we cannot assure you that, over time, failure rates for products that incorporate these CD lasers will not increase or that the lasers which we began using in our GBIC transceiver products in March 1999 will not experience problems. Claims against us in excess of the amount of our reserves could have a material adverse effect on our business and financial condition. As a result of this problem, Sun Microsystems has reduced its purchases of GBIC transceivers and in August 1999, we issued to Sun Microsystems a warrant for 150,000 shares of our common stock. In addition, if we are unable to resolve this matter to our customers' satisfaction, or if failure rates in transceiver products increase, our reputation and relationships with current and prospective customers could be damaged and adversely affect the sales of all of our products.

OUR OEMs HAVE UNPREDICTABLE ORDER PATTERNS WHICH MAY CAUSE OUR REVENUE TO VARY SIGNIFICANTLY FROM PERIOD TO PERIOD.

     Our OEMs tend to order sporadically, and their purchases can vary significantly from quarter to quarter. Our OEMs generally forecast expected purchases in advance, but frequently do not order as expected and tend to place purchase orders only shortly before the scheduled delivery date. For example, during the quarter ended September 27, 1998, our SAN systems revenue declined to $2.5 million, primarily as a result of decreases in purchases of our entry-level hubs by two OEMs during that quarter. We plan our operating expenses based on revenue projections derived from our OEMs' forecasts. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue. These order habits cause our backlog to fluctuate significantly. Moreover, our backlog is not necessarily indicative of actual sales for any succeeding period, as orders are subject to cancellation or delay by our OEMs with limited or no penalty. Also, we typically generate a large percentage of our quarterly revenue in the last month of the quarter.

THE LOSS OF ONE OR MORE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUE.

     Our success will depend on our continued ability to develop and manage relationships with significant OEMs and resellers, as well as on the sales efforts and success of these customers. Sun Microsystems and Compaq represented 29.8% and 24.2% of our total revenue, respectively, for the nine months ended October 3, 1999. In fiscal 1998, sales to our top two customers, Sun Microsystems and Hewlett-Packard represented 54.4% and 12.3% of our total revenue, respectively. Although we are attempting to expand our base of OEMs, most of our future revenue may come from a small number of OEMs.

     Our agreements with our customers do not provide any assurance of future sales to those customers. For example:

     - our OEMs and resellers can stop purchasing and marketing our products at any time;
     - our OEM and reseller agreements are not exclusive and contain no renewal obligation; and
     -    our OEM and reseller agreements do not require minimum purchases.

     We cannot be certain that we will retain our current OEMs and resellers or that we will be able to recruit additional or replacement customers. Many of our OEMs and resellers carry or utilize competing product lines. If we were to lose one or more important OEMs or resellers to a competitor, our business, results of operations and financial condition could be significantly harmed.

OUR SUCCESS IS DEPENDENT UPON ACCEPTANCE OF FIBRE CHANNEL TECHNOLOGY AND THE GROWTH OF THE EMERGING SAN MARKET.

     Our SAN InSite management software, switches, hubs and transceivers are used exclusively in SANs. Accordingly, widespread adoption of SANs is critical to our future success. The market for SANs and related software, switches, hubs and transceivers has begun to develop only recently and is evolving rapidly. Because this market is new, it is difficult to predict its potential size or future growth rate. SANs are often implemented in connection with deployment of new storage systems and servers. Potential end-user customers that have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, such as SANs. Our success in generating revenue in this emerging SAN market will depend on, among other things, our ability to:

     - demonstrate the benefits of SANs and our SAN InSite management software, switch, hub and transceiver products to OEMs, resellers and end-users;
     - develop, maintain and build relationships with leading OEMs and resellers; and
     - accurately predict the direction of industry standards and base our products on those industry standards.

     Our failure to do any of these activities would adversely affect our ability to successfully compete in the emerging SAN market.

BECAUSE A SIGNIFICANT PORTION OF OUR REVENUE IS DERIVED FROM SALES OF ENTRY LEVEL HUBS AND TRANSCEIVERS, WE ARE DEPENDENT ON CONTINUED WIDESPREAD MARKET ACCEPTANCE OF THESE PRODUCTS.

     We currently derive a significant portion of our revenue from sales of our entry-level hubs and transceivers. We expect that revenue from these products will continue to account for a substantial portion of our total revenue for the foreseeable future. If the market does not continue to accept our entry-level hubs and transceivers, our revenue will decline significantly. Some of these products have been introduced and shipped in volume only recently. Accordingly, the demand for and market acceptance of these products are uncertain. Factors that may affect the market acceptance of our products include the continued growth of the market for SAN interconnect products, the performance, price and total cost of ownership of our products, the availability, functionality and price of competing products and technologies, and the success and development of our OEMs and resellers. Many of these factors are beyond our control.

WE EXPECT THAT A GROWING PERCENTAGE OF OUR FUTURE REVENUE WILL BE DERIVED FROM OUR SWITCH AND MANAGED HUB PRODUCTS, AND OUR SUCCESS WILL DEPEND ON WIDESPREAD ACCEPTANCE OF THESE PRODUCTS.

     Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high-quality, cost-effective products as well as product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. If we do not successfully develop, introduce and market new products, especially our switch and managed hub products, our revenue may decline. In particular, our future revenue growth will depend on the success of new product launches of our switch and managed hub products and success of our current switch and managed hub products. In addition, as we introduce new or enhanced products, we will have to manage successfully the transition from older products in order to minimize disruption in our customers' ordering patterns, avoid excessive levels of older product inventories and ensure that enough supplies of new products can be delivered to meet our customers' demands. To the extent customers defer or cancel orders in expectation of new product releases, any delay in development or introduction of new products could cause our operating results to suffer.

COMPETITION IN OUR MARKETS MAY LEAD TO REDUCED PRICES AND SALES OF OUR PRODUCTS, INCREASED LOSSES AND REDUCED MARKET SHARE.

     The markets for SAN interconnect products are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources than we have. We expect that more companies, including our customers, may enter the market for SAN interconnect products. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition.

     For fabric switch sales, we compete primarily with Ancor Communications, Brocade Communications and McDATA. For hub sales, we compete primarily with Emulex Corporation and Gadzoox Networks. For transceiver sales, we compete primarily with Cielo Communications, Finisar, Hewlett-Packard and IBM. Although we do not believe that any other vendor offers comprehensive SAN interconnect management software that directly competes with ours, other vendors, such as Brocade and Gadzoox, provide single point-device managers for either fabric switch or hub products, but not across multiple interconnect devices, including fabric switches, hubs and transceivers. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. Furthermore, larger companies in other related industries or our customers may develop or acquire technologies and apply their significant resources, including their distribution channels and brand recognition, to capture significant SAN market share. Therefore, we may not be able to compete successfully in the SAN market.

OUR FAILURE TO ENHANCE OUR EXISTING PRODUCTS AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS COULD CAUSE OUR REVENUE TO FALL.

     Given the product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could significantly harm our business, results of operations and financial condition. Product development delays may cause our revenue to decrease and the price of our stock to fall. We may not be able to develop, manufacture and market new products or product enhancements in a timely manner that achieve market acceptance. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

     -    changing OEM product specifications;
     -    difficulties in hiring and retaining necessary personnel;
     - difficulties in reallocating engineering resources and overcoming resource limitations;
     -    difficulties with independent contractors;
     -    changing market or competitive product requirements; and
     -    unanticipated engineering complexities.

THE SALES CYCLE FOR OUR PRODUCTS IS LONG AND WE MAY INCUR SUBSTANTIAL NON-RECOVERABLE EXPENSES AND DEVOTE SIGNIFICANT RESOURCES TO SALES THAT DO NOT OCCUR WHEN ANTICIPATED OR AT ALL.

     OEMs and resellers typically conduct significant evaluation, testing, implementation and acceptance procedures before they begin to market and sell new solutions that include our products. This evaluation process is lengthy and may range from six months to one year or more. This process is complex and may require significant sales, marketing and management efforts on our part. This process becomes more complex as we simultaneously qualify our products with multiple customers. As a result, we may expend significant resources to develop customer relationships before we recognize any revenue from these relationships.

FAILURE TO MANAGE OUR OEM AND RESELLER RELATIONSHIPS AND EXPAND OUR DISTRIBUTION CHANNELS COULD SIGNIFICANTLY REDUCE OUR REVENUE.

     We rely on OEMs and resellers to distribute and sell our products. Our success depends substantially on our ability to initiate, manage and expand our relationships with OEMs, our ability to attract additional resellers and the sales efforts of these OEMs and resellers. Our failure to manage and expand our relationships with OEMs and resellers, or their failure to market our products effectively, could substantially reduce our revenue and seriously harm our business.

ANY FAILURE BY US TO SUCCESSFULLY EXECUTE OUR DISTRIBUTION STRATEGY WILL NEGATIVELY IMPACT OUR REVENUE.

     Our distribution strategy focuses primarily on developing and expanding indirect distribution channels through OEMs and resellers, as well as expanding our field sales organization. Our failure to execute this strategy successfully could limit our ability to grow or sustain revenue. Furthermore, as we expand our sales to resellers, we may increase our selling costs as these parties generally require a higher level of customer support than our OEMs. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer. Many of our resellers also sell products that compete with our products. We cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our failure to successfully manage our reseller relationships or their failure to sell our products could reduce our revenue.

     In order to support and develop opportunities for our indirect distribution channels, we plan to expand our field sales and support staff significantly. We cannot assure you that this expansion will be successfully completed, that the cost of this expansion will not exceed the incremental revenue generated or that our expanded field sales and support staff will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. Our inability to effectively establish our distribution channels or manage the expansion of our field sales and support staff would have a material adverse effect on our ability to grow and increase revenue.

THE LOSS OF K*TEC, THE FAILURE TO FORECAST ACCURATELY DEMAND FOR OUR PRODUCTS OR TO MANAGE SUCCESSFULLY OUR RELATIONSHIP WITH K*TEC WOULD NEGATIVELY AFFECT OUR BUSINESS.

     We rely on K*TEC Electronics, a division of Kent Electronics, an outside contract manufacturing firm, to manufacture, store and ship our products. We recently completed the transition of our transceiver manufacturing to K*TEC from Solectron. We share K*TEC's manufacturing capacity with numerous companies whose manufacturing needs may conflict with ours. If K*TEC is unable or unwilling to complete production runs for us in the future, or experiences any significant delays in completing production runs or shipping our products, the manufacturing and sale of our products would be temporarily suspended. We have in the past experienced delivery problems based on capacity constraints for production test and material supply. If our product volume requirements increase, we may find it necessary to augment our manufacturing capacity by exploring new subcontract manufacturers. We may not be successful in finding qualified manufacturers that meet our needs. An interruption in supply of our products, or additional costs incurred to qualify and shift production to an alternative manufacturing facility, would significantly harm our business, results of operations and financial condition.

     K*TEC is not obligated to supply products for us, except as may be provided in a particular purchase order that K*TEC has accepted. We place purchase orders with K*TEC based on periodic forecasts. While most of the materials used in our products are standard products, some are proprietary and/or sole-source and require extended lead times. Our business will be adversely affected if we are unable to accurately forecast demand for our products and manufacturing capacity or if materials are not available at K*TEC to meet the demand. Lead times for materials and components vary significantly and depend on the specific supplier, contract terms and demand for a component at a given time. We also may experience shortages of components from time to time, which could delay the manufacture of our products.

     We plan to regularly introduce new products and product enhancements, which will require that we coordinate our efforts with K*TEC to rapidly achieve volume production. If we do not effectively manage our relationship with K*TEC, or if K*TEC experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, our ability to ship products to our customers could be delayed and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If we are required to or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

WE MAY LOSE SALES IF OUR SOLE SOURCE SUPPLIERS FAIL TO MEET OUR NEEDS.

     We currently purchase several key components from single sources. We depend on single sources for our vertical cavity surface emitting lasers, or VCSELs, our application specific integrated circuits, or ASICs, and our microprocessors. VCSELs are laser components that maintain a high quality signal and consume a low amount of power. ASICs are custom designed computer chips that perform specific functions very efficiently. In addition, we license from a third party software that is incorporated into our switches and hubs. If we cannot supply products due to a lack of components, or are unable to redesign products with other components in a timely manner, our business, results of operations and financial condition would be materially adversely affected.

     We use rolling forecasts based on anticipated product orders to determine our component requirements. Lead times for materials and components that we order vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for particular components. As a result, our component requirement forecasts may not be accurate. If we overestimate our component requirements, we may have excess inventory, which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our business and operating results.

A DECREASE IN THE SELLING PRICES OF PRODUCTS WOULD REDUCE OUR REVENUE AND GROSS MARGINS.

     As the markets for SAN interconnect products mature, it is likely that the average unit prices of our products will decrease in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. If our efforts to reduce the cost of our products through manufacturing efficiencies, design improvements and cost reductions, as well as through increased sales of higher margin products are not successful, our revenue and gross margins will decline, significantly harming our operating results and financial condition which may cause our stock price to drop.

UNDETECTED SOFTWARE OR HARDWARE DEFECTS COULD INCREASE OUR COSTS AND REDUCE OUR REVENUE.

     SAN interconnect products frequently contain undetected software or hardware defects when first introduced or as new versions are released. Our products are complex and problems may be found from time to time in our existing, new or enhanced products. Our products incorporate components manufactured by third parties. We have in the past experienced difficulties with quality and reliability of components obtained from third parties and we could experience similar problems in the future. In addition, our products are integrated with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

IF WE FAIL TO SUCCESSFULLY DEVELOP THE VIXEL BRAND, OUR REVENUE MAY NOT GROW AND OUR STOCK PRICE MAY FALL.

     We believe that establishing and maintaining the Vixel brand is a critical aspect of our efforts to maintain and develop strategic OEM and reseller relationships, and that the importance of brand recognition will increase due to the growing number of vendors of SAN interconnect products. Our failure to successfully develop our brand may prevent us from growing our revenue, which could cause the price of our stock to fall. We intend to increase our spending on programs, including advertising campaigns and marketing events, to create and maintain brand loyalty among our customers. If we do not generate a corresponding increase in our revenue as a result of our branding efforts or otherwise fail to promote our brand successfully, or if we incur excessive expenses in an attempt to promote and maintain the Vixel brand, our business, results of operations and financial condition may be materially adversely affected. In addition, if our OEMs, resellers and end users of our SAN interconnect products do not perceive our products to be of high quality, or if we introduce new products or technologies that are not accepted by the market, the value of the Vixel brand will decline and our business will suffer.

OUR MANAGEMENT TEAM IS NEW AND MAY NOT BE ABLE TO WORK TOGETHER SUCCESSFULLY WHICH COULD HARM OUR BUSINESS.

     Our success depends to a significant degree upon the continued joint contributions of our key management, many of whom we only recently hired. In April 1999, we hired a new president and chief executive officer, James M. McCluney, in September 1998, we hired a chief financial officer, Kurtis L. Adams and in July 1999, we hired a vice president of worldwide sales, Ronald G. von Trapp and a vice president of marketing, Arun K. Taneja. Other members of our management team also joined us only recently. Because of the limited time in which our management team has been working together, we cannot assure you that management will be able to work effectively as a team.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL, WE MAY NOT BE SUCCESSFUL.

     We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, sales and marketing, finance and operations personnel. In particular, we will need to increase the number of technical staff members with experience in high-speed networking applications as we further develop our product line. Competition for these highly skilled employees in our industry is intense. Our failure to attract and retain these key employees could have a material adverse effect on our business, results of operations and financial condition.

     We are seeking additional sales and marketing personnel. Competition for qualified sales and marketing personnel is intense and we might not be able to hire the kind and number of sales and marketing personnel we are targeting. Unless we expand our sales and marketing force, we may not be able to increase our revenue or extend our brand awareness. We also have a small customer service and support organization and will need to increase our staff to support new OEMs and resellers and the expanding needs of our existing customers. Hiring customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of SAN interconnect products.

     The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could hinder the development and introduction of and negatively impact our ability to sell our products. In addition, employees may leave our company and subsequently compete against us. Moreover, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We may be subject to claims of this type in the future as we seek to hire qualified personnel and some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits.

WE HAVE EXPERIENCED A PERIOD OF RAPID GROWTH, AND IF WE ARE NOT ABLE TO SUCCESSFULLY MANAGE THIS AND FUTURE GROWTH, OUR BUSINESS MAY SUFFER.

     We have experienced a period of rapid growth, which has placed and continues to place a significant strain on our resources. Unless we manage our growth effectively, we may make mistakes in operating our business, such as inaccurate sales forecasting, material planning and financial reporting, which may result in fluctuations in our operating results and cause the price of our stock to decline. We plan to continue to expand our operations significantly. This growth will place a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. Our key personnel have limited experience managing this type of growth. If we cannot manage growth effectively, our business could suffer.

OUR PRODUCTS MUST COMPLY WITH EVOLVING INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS, AND IF WE CANNOT DEVELOP PRODUCTS THAT ARE COMPATIBLE WITH THESE EVOLVING STANDARDS, OUR BUSINESS WILL SUFFER.

     The market for SAN products is characterized by the need to support industry standards as they emerge, evolve and achieve acceptance. To remain competitive, we must continue to introduce new products and product enhancements that meet these industry standards. All components of a SAN must utilize the same standards in order to operate together. Our products comprise only a part of an entire SAN and we depend on the companies that provide other components, many of which are significantly larger than we are, to support industry standards as they evolve. The failure of these providers to support these industry standards could negatively impact market acceptance of our products.

     In addition, in the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop also will be required to comply with standards established by authorities in various countries. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could materially harm our business.

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES SIGNIFICANTLY, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

     Our revenue from international sales represented 21.8% of our total revenue for the nine months ended October 3, 1999 and 17.9% for fiscal 1998. Prior to 1998, we derived less than 5% of our total annual revenue from international sales. We plan to expand our international sales activities significantly. In 1999 and 2000, we intend to expand our sales activities in Europe and Asia. Our international sales growth will be limited if we are unable to establish relationships with international distributors, establish foreign operations, effectively manage international sales channels, hire additional personnel and develop relationships with service organizations. We cannot be certain that we will be able to establish, generate and build market demand for our products internationally. Our international operations will be subject to a number of risks, including:

     -    increased complexity and costs of managing international operations;
     - multiple protectionist, conflicting and changing governmental laws and regulations;
     -    reduced or limited protections of intellectual property rights; and
     -    political and economic instability.

     These factors and others could harm future sales of our products to international customers which would negatively impact our business and operating results. To date, none of our international revenue has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and thus less competitive in foreign markets. In the future, a portion of our international revenue may be denominated in foreign currencies, including the Euro, which would subject us to risks associated with foreign currency fluctuations.

     Our SAN interconnect products are subject to U.S. Department of Commerce export control restrictions. Neither we nor our customers may export those products without obtaining an export license. These U.S. export laws also prohibit the export of our SAN interconnect products to a number of countries deemed by the United States to be hostile. These restrictions may make foreign competitors facing less stringent controls on their products more competitive in the global market than are we or our customers. The U.S. government may not approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised. The sale of our SAN interconnect products could be harmed by our failure or the failure of our customers to obtain the required government licenses or by the costs of compliance.

OUR INTELLECTUAL PROPERTY PROTECTION MAY PROVE TO BE INADEQUATE WHICH COULD NEGATIVELY AFFECT OUR ABILITY TO COMPETE.

     We believe that our continued success depends on protecting our proprietary technology. We currently rely on a combination of patents, copyrights, trademarks, trade secrets and contractual provisions to establish and protect our intellectual property rights. In addition, we also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Our failure to protect our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition. We cannot be certain that the steps we take to protect our intellectual property will adequately protect our proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology or that we can maintain any of our technology as trade secrets. In addition, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States or at all.

THIRD-PARTY CLAIMS OF INFRINGEMENT OF THEIR INTELLECTUAL PROPERTY RIGHTS COULD ADVERSELY AFFECT OUR BUSINESS.

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We occasionally receive communications from third parties alleging patent infringement, and there always is the chance that third parties may assert infringement claims against us. For example, we recently settled claims of patent infringement related to our transceivers, which require us to make future payments. We established a reserve for these payments in the fourth quarter of fiscal 1998. Future patent infringement disputes, with or without merit, could result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. We cannot be certain that the necessary licenses would be available or that they could be obtained on commercially reasonable terms. If we fail to obtain these royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations and financial condition would be materially adversely affected.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     The trading price of our common stock has been and is likely to continue to be volatile. The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

     -    actual or anticipated fluctuations in our operating results;
     -    losses of our key OEMs;
     -    changes in financial estimates by securities analysts;
     -    changes in market valuations of other technology companies;
     - announcements by us or our competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
     -    additions or departures of key personnel; and
     -    sales of common stock in the future.

     In addition, the stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT MAY DILUTE OUR STOCKHOLDERS AND CAUSE US TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES.

     We expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we have no current agreements or negotiations underway, we may buy businesses, products or technologies in the future. If we make any future purchases, we could issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt or assume contingent liabilities.

     These purchases also involve numerous risks, including:

     - problems assimilating the purchased operations, technologies or products;
     -    unanticipated costs associated with the acquisition;
     -    diversion of management's attention from our core business;
     - adverse effects on existing business relationships with suppliers and customers;
     -    incorrect estimates made in the accounting for acquisitions;
     - risks associated with entering markets in which we have no or limited prior experience; and
     -    potential loss of key employees of purchased organizations.

OUR FAILURE AND THE FAILURE OF OUR SUPPLIERS AND CUSTOMERS TO BE YEAR 2000 COMPLIANT COULD HARM OUR BUSINESS.

     The year 2000 computer issue creates risks for us. Failure of our products to recognize date information correctly when the year changes to 2000 could result in significant decreases in market acceptance of our products, increases in warranty claims and legal liability for defective software. We have not tested our products in every possible computer environment, and therefore our products may not be fully year 2000 compliant. Our internal year 2000 compliance review is focused on reviewing our internal computer information and security systems for year 2000 compliance, and developing and implementing remedial programs to resolve year 2000 issues in a timely manner. Additionally, we are contacting our third party suppliers and requesting their assurances that their systems are year 2000 compliant.

     If our suppliers, vendors, major distributors and partners fail to correct their year 2000 problems, these failures could result in an interruption in, or a failure of, our normal business activities or operations. If a year 2000 problem occurs, it may be difficult to determine which vendor's products have caused the problem. These failures could interrupt our operations and damage our relationships with our customers. Due to the general uncertainty inherent in the year 2000 problem resulting from the readiness of third-party suppliers and vendors, we are unable to determine at this time whether any year 2000 failures will harm us. We believe our year 2000 worst case scenario would be the failure of a sole or limited source supplier to be year 2000 compliant. The failure of one of these suppliers to be year 2000 compliant could seriously interrupt our manufacturing process, which could substantially reduce our revenue.

     Additionally, our customers' purchasing plans could be affected by year 2000 issues if they need to expend significant resources to fix their existing systems. This situation may reduce funds available to purchase our products. Therefore, some customers may wait to purchase our products until after the year 2000, which may reduce our revenue.

OUR PRINCIPAL STOCKHOLDERS EXERCISE SIGNIFICANT CONTROL OVER VIXEL AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF OUR OTHER STOCKHOLDERS.

     As of October 31, 1999, our executive officers and directors and their affiliates beneficially own, in the aggregate, approximately 36.0% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF VIXEL AND MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

     Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

     - authorizing the issuance of preferred stock without stockholder approval;
     - providing for a classified board of directors with staggered, three-year terms;
     -    prohibiting cumulative voting in the election of directors;
     - requiring super-majority voting to effect certain amendments to our certificate of incorporation and bylaws;
     -    limiting the persons who may call special meetings of stockholders;
          and
     -    prohibiting stockholder actions by written consent.

Other provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us.

WE MAY NOT BE ABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS, LIMITING OUR ABILITY TO GROW.

     We believe that our existing cash balances, credit facilities and the cash flow we expect to generate from future operations, will be sufficient to meet our capital requirements at least through the next 12 months. However, we may need, or could elect, to seek additional funding prior to that time. If we need to raise additional funds, we may not be able to do so on favorable terms, or at all. Further, if we issue equity securities, existing stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated funding requirements.

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY DEPRESS OUR STOCK PRICE.

     Sales of a substantial number of shares in the public market after our October 1999 initial public offering could negatively affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For a full discussion of the number of shares subject to restrictions on trading and lock-up agreements see our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission, SEC File No. 333-81347.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

        Substantially all of our cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. However, all of our cash equivalents and investment securities at October 3, 1999 mature within one year. As a result, we believe that the market risk arising from our holdings of these financial instruments is immaterial. In addition, all of our sales are made in U.S. dollars and, consequently, we believe our foreign currency exchange rate risk is immaterial. We do not have any derivative instruments and do not engage in hedging-transactions.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        We issued unregistered securities consisting of a warrant to purchase 150,000 shares of our Common Stock at $11.00 per share in August 1999 to one investor.

        The Company's Registration Statement on Form S-1 (No. 333-81347) for its initial public offering of its common stock became effective September 30, 1999, covering an aggregate of 4,945,000 shares of Common Stock, including the underwriters' over-allotment. A total of 4,945,000 shares of the Company's common stock was sold at a price of $18.00 per share to an underwriting syndicate led by BancBoston Robertson Stephens, Inc., Bear, Stearns & Co. Inc. and Needham & Co., Inc. The Offering commenced on October 1, 1999 and closed on October 15, 1999. The initial public offering resulted in gross proceeds of approximately $89.0 million, of which approximately $6.2 million was applied toward the underwriting discount. Net proceeds to the Company were $82.8 million. Expenses related to the offering totaled approximately $1.3 million. From the time of receipt through October 31, 1999, the proceeds were applied to repay an 8.69% promissory note and accrued interest due to Western Digital totaling approximately $2.0 million, used for working capital purposes and invested in short-term, investment grade, interest-bearing securities.

    Upon the closing of the initial public offering in October 1999, all outstanding shares of our Preferred Stock were automatically converted, on a two-for-three basis, giving effect to the August 27, 1999 reverse split of the Company's Common Stock, into shares of Common Stock. All warrants to purchase Preferred Stock outstanding after the closing of the initial public offering, when and if exercised, will be exercisable for Common Stock. Upon the close of the Company's initial public offering, the Company's Certificate of Incorporation was amended to authorize five million (5,000,000) shares of undesignated Preferred Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        During the quarter ended October 3, 1999, we submitted the following matters to a vote of our stockholders:

        (1) On August 27, 1999, in an action by written consent, the stockholders took the following actions:

        (A)  approval of the 1999 Employee Stock Purchase Plan,

        (B)  approval of the 1999 Equity Incentive Plan,

        (C) approval of a form of Indemnity Agreement to be entered into by the Company with each of its directors and executive officers,

        (D) approval of amendments of the Restated Certificate of Incorporation to (1) effect a two-for-three reverse split of the Company's common stock, (2) reduce the automatic conversion per share price of the Preferred Stock to at least $9.00 (after giving effect to the reverse stock split) and (3) confirm that the securities issued in connection with the Company's merger with Arcxel Technologies in February 1998 are not dilutive issuances to the Preferred Stock, and

        (E) approval of the amendment and restatement of the Restated Certificate of Incorporation to take effect upon completion of the initial public offering.

        (2) On August 31, 1999, the stockholders approved at the Company's annual meeting the election of directors until the next annual meeting of stockholders or until their successors are elected and qualified. The board of directors was reelected in its entirety.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:
        Exhibit 27.1 - Financial Data Schedule

(b)     Reports on Form 8-K:
        The Company filed no reports on Form 8-K during the quarter ended October 3, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VIXEL CORPORATION
                                        (Registrant)


November 17, 1999                       /s/  Kurtis L. Adams
                                        ----------------------------------------
                                        Kurtis L. Adams
                                        Chief Financial Officer, Vice President
                                        of Finance, Secretary and Treasurer
                                        (Authorized Officer and Principal
                                        Financial and Accounting Officer)

                                  EXHIBIT INDEX


  Exhibit
   Index            TITLE
----------   -----------------------
   27.1      Financial Data Schedule