Form 10-K
period 1999-12-31
VIXEL CORP
filed 2000-03-31
CIK 1087955

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 2, 2000

                         COMMISSION FILE NO. 333-81347
                            ------------------------

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

        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $0.0015 PAR VALUE
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of the Registrant's Common Stock on March 1, 2000, as reported on the Nasdaq National Market, was approximately $515,076,067.

     As of March 1, 2000, the Registrant had outstanding 23,278,316 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated by reference into Part III of this Form 10-K portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 24, 2000 which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               VIXEL CORPORATION

                                   FORM 10-K

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   16
Item 3.   Legal Proceedings...........................................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16

                                  PART II
          Market For Registrant's Common Equity and Related
Item 5.   Stockholder Matters.........................................   17
Item 6.   Selected Financial Data.....................................   18
          Management's Discussion and Analysis of Financial Condition
Item 7.   and Results of Operations...................................   19
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   34
Item 8.   Financial Statements and Supplementary Data.................   34
          Changes in and Disagreements with Accountants on Accounting
Item 9.   and Financial Disclosure....................................   34

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   34
Item 11.  Executive Compensation......................................   34
          Security Ownership of Certain Beneficial Owners and
Item 12.  Management..................................................   35
Item 13.  Certain Relationships and Related Transactions..............   35

                                  PART IV
          Exhibits, Financial Statement Schedules and Reports on Form
Item 14.  8-K.........................................................   35
SIGNATURES............................................................   38

                   SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K (this "Report") contains forward-looking statements that involve risk and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential", "future", "intends" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks outlined on pages 24 through 34 and elsewhere in this Report. We assume no obligation to update any of the forward-looking statements after the date hereof to conform such statements to actual results or to changes in our expectations.

     We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language in this Report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you make investment decisions regarding our common stock, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this Report could have a material adverse effect on our business, operating results, financial condition and stock price.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     We are a leading provider, based on revenue and units and number of ports shipped, of comprehensive solutions in storage area networks, or SANs. SANs are networks that are specifically designed to interconnect computer systems and data storage devices. Our comprehensive SAN interconnect solutions consist of a variety of products that connect computers to data storage devices in a network configuration. Our products utilize the Fibre Channel protocol, which is an American National Standards Institute, or ANSI, defined standard for the transfer of information between computers and storage devices. Our Fibre Channel product portfolio consists of our SAN systems, which include our SAN management software and our switches and hubs, and other components, which include our transceivers. Our products enable data storage devices to connect to one or more computer systems and facilitate the reliable exchange of large amounts of data at high speeds. Our products are fully interoperable and designed to perform in concert so that customers can easily deploy a range of SAN configurations, from simple point-to-point connections to more complex high-performance networks. By offering and supporting the key components necessary to connect servers and storage, we enable our customers to turn to one vendor for their SAN interconnect needs.

INDUSTRY BACKGROUND

     SIGNIFICANT GROWTH IN ENTERPRISE DATA REQUIREMENTS

     In recent years there has been a significant increase in the volume of data created, processed and accessed throughout the enterprise. This growth has been fueled by the rapid expansion of the Internet, measured both by the number of users as well as the number of web-based corporate initiatives which require continuous access to critical business information 24 hours a day, seven days a week. Rapid growth of data-intensive applications, such as online transaction processing, e-commerce, Web hosting, data warehousing, data mining, enterprise resource management and the sharing of multimedia-based information, has dramatically increased the need for high-capacity, high-performance storage devices and systems. This demand is compounded when organizations create redundant sources of data to enable continuous error-free access to data. The growth in stored data has been facilitated by the continued decline in the cost per unit of storage capacity. International Data Corporation, or IDC, an independent research firm, in a report published in February 2000, estimated that the worldwide volume of stored data should grow from approximately 150,000 terabytes in 1999 to approximately
1.7 million terabytes in 2003, representing a compound annual growth rate of 82%.

     The need to support ever-increasing storage requirements presents enterprises with a number of significant challenges. As employees, customers and suppliers depend increasingly on data for fundamental business processes, storage systems and servers must handle greater volumes of input and output transactions, or I/Os. Additionally, many of the mission-critical applications utilized in the enterprise today require rapid access to massive amounts of data. These requirements have placed significant stress on current storage technology and software applications, many of which were not designed to handle large volumes of dispersed data. Also, as the number of storage devices increases, management of data becomes more complex. Organizations have attempted to address these storage challenges by devoting additional financial and personnel resources.

     TRADITIONAL SERVER-TO-STORAGE CONNECTION SOLUTIONS ARE INADEQUATE AND EXPENSIVE

     Enterprises traditionally have attempted to support and manage storage requirements by linking single servers to dedicated storage devices through storage interfaces such as the small computer system interface, or SCSI, a technology that facilitates this captive connection. However, the most commonly-used SCSI-based storage architecture has significant constraints: it can connect a single server with only 15 devices; it supports transmission distances of only 25 meters; and it typically permits data transmission speeds of only 40 or 80 megabytes per second, or MBps. Furthermore, SCSI-based storage devices are dependent on the servers to which they are attached, creating captive pockets of storage behind each server. This architecture increases the stress on the server through which all data must pass and results in loss of access to data if the server goes down. Some enterprises have responded to the limitations of SCSI by deploying more servers and more storage devices, but this response increases the complexity and cost of maintaining such storage systems.

     DEVELOPMENT OF FIBRE CHANNEL TECHNOLOGY AND STORAGE AREA NETWORKS

     To address the limitations of traditional server-to-storage connections, a family of Fibre Channel standards was developed in the early 1990s to facilitate high-performance storage connectivity solutions. Fibre Channel technology enables data to be transferred from one network device to another, allowing any server to access any storage device on the network. The technology combines the connectivity and distance features of networking with the simplicity and reliability benefits of the channel, or the dedicated circuit that carries information to and from data storage devices. Merging network and channel technologies, Fibre Channel can carry storage as well as network traffic over the same physical connection. Furthermore, Fibre Channel is capable of supporting up to 15.5 million devices and transferring data across distances of 10 kilometers at speeds of 200 MBps. Fibre Channel also supports multiple protocols, including SCSI and Internet Protocol, or IP.

     The family of Fibre Channel standards has acquired broad industry support and has been implemented in network configurations known as storage area networks, or SANs. In a SAN, one or more storage devices are attached through connection points, known as ports, to an interconnecting device, commonly referred to as an interconnect. These interconnect devices include switches, hubs and transceivers. Typical Fibre Channel SAN configurations include point-to-point connections between two devices, an arbitrated loop for up to 126 devices or a switched network, or fabric, which can enable the connection of millions of devices.

     These configurations allow SANs to meet a wide variety of storage and network requirements, from the smallest server-to-storage configuration to complex enterprise networks. By bringing networking capabilities into the storage environment, a SAN offers storage flexibility, fault tolerance, ease of management and a lower cost of ownership. IDC, in a report that was published in February 2000, estimated that worldwide revenue from fibre channel hub and switch products should grow from approximately $44 million in 1999 to $4.2 billion in 2003, representing a compound annual growth rate of over 75%.

     NEED FOR A COMPREHENSIVE SAN SOLUTION

     Fibre Channel standards have been in place for over five years and the technology has been adopted by a broad customer base. However, the deployment of Fibre Channel-based SANs is still at an early stage. In order to meet exploding data requirements, enterprises typically have turned to multiple Fibre Channel vendors with point, or single, products. Furthermore, enterprises commonly have installed multiple SAN configurations provided by different solutions providers in different areas of their network. These mixed solutions and point products typically are managed by multiple, disparate software applications.

     These partial solutions offer some but not all of the benefits associated with Fibre Channel. They are often difficult to deploy and manage as a complete system and may not interoperate with other Fibre Channel devices. Also, the additional time needed to test and qualify these fragmented solutions results in delayed implementation. Furthermore, it may be difficult to integrate these systems with other enterprise management software and applications. As a result, enterprises that implement fragmented solutions may not be able to realize the full benefits of SANs. To handle increased data and performance requirements as well as growing network complexity, organizations are seeking comprehensive, integrated SAN management solutions that address a wide variety of data and storage needs. SAN solutions must accommodate a range of interconnect products that can interoperate with other products, be deployed easily and scale as the SAN grows, be managed under one management software solution and be robust enough to support mission-critical networks.

OUR FIBRE CHANNEL SAN SOLUTION

     We are a leading provider of comprehensive SAN interconnect solutions that utilize a variety of devices to connect computers to storage devices in a network configuration. We offer a broad portfolio, which includes our:

     - SAN management software;

     - fabric switches, devices that provide high-speed connections between multiple computers and storage devices;

     - managed hubs, devices that connect multiple computers and devices in a shared environment and can be controlled remotely;

     - entry-level hubs, devices that connect computers and devices without remote management functionality; and

     - transceivers, devices that are typically embedded in other Fibre Channel products to convert optical and electrical signals.

     Our comprehensive SAN interconnect solutions address the difficulties customers may encounter when they assemble SAN components from multiple suppliers. Further, we offer customers the convenience of dealing with a single full-service vendor, allowing them to avoid the time-consuming and costly process of qualifying and certifying multiple SAN interconnect vendors.

     Our SAN interconnect solutions provide customers with the following key benefits:

     Our broad product portfolio addresses a wide spectrum of storage requirements. We offer a wide range of high-performance Fibre Channel interconnect products, including fabric switches that support scalable Fibre Channel device connections, managed and entry-level hubs that support arbitrated loop SAN configurations and transceivers that enhance data transport and device connectivity throughout the SAN. Our switches, managed hubs and transceivers are proactively managed from a single platform by our SAN InSite interconnect management software and support a wide range of SAN configurations. Because we design our own ASICs that drive the performance capabilities of our products, we are able to rapidly develop solutions that meet varying data storage requirements.

     Our software provides comprehensive SAN management. Our SAN InSite software is a unified platform that offers a single system view from one computer screen down to the port level of our fabric switches, managed hubs and transceivers. Our SAN InSite software provides comprehensive status, control and diagnostics for fabric switches, arbitrated loop hubs and transceivers under a single management software umbrella. It is also designed to seamlessly integrate with other enterprise software applications, such as storage management and network management platforms. As a result, storage network management functions, such as proactive monitoring, reporting, policy management, security and fault tolerance, can be integrated and optimized across our devices in the SAN. We believe this comprehensive network management solution enhances SAN performance, offers high rates of data availability, promotes network stability and reduces enterprise information technology staffing, training and support requirements.

     Interoperability of our products optimizes SAN deployment and functionality. We design standards-based interoperability into our products from the beginning of the design cycle. Our switches, hubs, transceivers and SAN management software are engineered to perform in concert to handle the rigorous requirements of enterprise networks and enable highly-available, scalable and manageable SANs. Furthermore, because our products adhere to Fibre Channel ANSI standards, they are compatible with other Fibre Channel standards-based products. Also, our SAN InSite software has been designed to interoperate with other enterprise management applications. We believe our enhanced interoperability allows our OEMs and resellers to streamline the testing and qualification process and increase their time to market. We also believe the interoperability of our products reduces end users' deployment time and enhances the functionality and performance of their SANs.

     Our range of solutions supports cost-effective scaling. Because we offer the essential building blocks for SAN interconnects, our solutions can be efficiently scaled as users' data and storage requirements expand. Our solutions enable seamless additions of devices and ports to the SAN, regardless of the installed Fibre Channel configuration. Our advanced fabric switch design allows our switches to be easily installed and to immediately interact with existing equipment, enabling legacy arbitrated loop configurations to scale to full fabric switched SANs. Furthermore, our single management software platform can support the management of our products that are part of or added to SAN configurations. We believe our interoperable products supported by our SAN InSite software reduce personnel and financial resource requirements, providing our end users with a more cost-effective storage solution.

OUR STRATEGY

     Our objective is to expand our position as a leading developer and supplier of comprehensive SAN interconnect solutions. Key elements of our strategy include the following:

     Offer customers a full Fibre Channel interconnect product portfolio. We are committed to offering a complete, high-performance SAN interconnect solution consisting of a full portfolio of switches, hubs, transceivers and management software. We are focused on selling our SAN solutions to new customers as well as extending our full product portfolio to existing customers who may be using only some of our products. We plan to leverage our existing customer base and spectrum of hardware and software products to move beyond single product sales and aggressively offer and market complete SAN interconnect solutions. With the adoption of our full portfolio of products, a customer realizes the increased performance and cost benefits of our interoperable, integrated SAN solution.

     Leverage our technology platforms and expertise to address rapidly evolving market demands. We seek to leverage our proven Fibre Channel expertise to continually develop an expanding range of products in key areas of the SAN interconnect, including fabric switches, hubs, transceivers and the software that manages SAN interconnects. As a comprehensive SAN interconnect solutions provider, we have accumulated extensive Fibre Channel expertise in all SAN configurations, including point-to-point, arbitrated loop and fabric. Furthermore, we have taken an active leadership role in Fibre Channel standards boards that drive the development of Fibre Channel standards. We believe our extensive Fibre Channel expertise, our internally-developed ASICs, and our experienced engineering teams enable us to rapidly develop and market products that address evolving market demands. To enhance our technological advantage, we plan to continue to invest significant engineering resources in product development.

     Extend our SAN interconnect management software leadership. We believe we offer the most comprehensive and best performing SAN interconnect management software solution. We intend to extend our leadership position by developing new management tools, offering additional functionality and enabling further interoperability with other storage and systems management platforms. We believe these enhanced SAN interconnect management solutions will increase SAN reliability and functionality while decreasing total costs of ownership.

     Partner with major storage solutions providers. We intend to continue to expand our relationships with key storage system and server OEMs, resellers, and other leading Fibre Channel component and device vendors. To date we have established strategic relationships with leading storage solutions providers, including EMC, Legato and Veritas, to enhance multi-vendor interoperability. Also, we have recently established strategic relationships with Network Appliance, Legato, Quantum ATL, SpectraLogic and Veritas to offer an integrated SAN back-up solution to Network Appliance's network attached storage, or NAS, customers. We plan to leverage existing and establish new strategic relationships to promote Fibre Channel solutions and interoperability, and to enhance the functionality of our products. We will also continue to seek opportunities to participate in joint technology development with key strategic partners in order to offer our customers robust, interoperable solutions. We seek to accelerate time to market and simplify deployment of our solutions by continuing to expand our test and verification lab, the Vixel Verification Lab, or the V2 Lab, and by initiating pre-certification programs with additional storage solutions providers.

     Expand our distribution channels. We plan to extend our comprehensive portfolio of product offerings to existing OEMs as well as sell to new OEMs. We have relationships with several OEMs, including Amdahl, Avid Sports, Avid Technology, Bull, Compaq, Hewlett-Packard, IBM, Interphase, Sun Microsystems and Unisys. We plan to expand our OEM base, introduce new products, develop new markets and leverage the systems and service capabilities of industry-leading OEMs. As end-user awareness of Fibre Channel benefits increases, we believe that resellers, including distributors and value added resellers, or VARs, have the potential to become significant sources of revenue. Our current domestic distributors are Bell Microproducts, Ingram Micro and Tech Data. We intend to establish relationships with, and increase sales to, resellers in order to increase our market presence. We also are actively working to expand our breadth of internationally-based resellers, particularly those in Europe and Asia.

     Promote the Vixel brand. We plan to continue building awareness of the Vixel brand in order to position ourselves as the leading provider of high-performance, cost-effective SAN interconnect solutions. We believe an established brand will become increasingly important as our distribution channels expand to include resellers. To promote our brand, we plan to increase our investments in a range of marketing programs, including trade show participation, advertising in print publications, direct marketing, public relations and web-based marketing.

OUR PRODUCTS

     We offer a comprehensive portfolio of SAN interconnect products, including SAN management software, high-performance fabric switches, managed and entry-level hubs and transceivers, including gigabaud link modules, or GLMs, and gigabit interface converters, or GBICs. Our broad family of interoperable products enables customers to easily deploy a wide variety of SAN configurations, from simple point-to-point connections to more complex high-performance networks built with a combination of fabric switches and managed arbitrated loop hubs. Furthermore, by offering and supporting the key components necessary to connect servers and storage, we enable our customers to turn to one vendor for their SAN interconnect needs.

     SAN INSITE INTERCONNECT MANAGEMENT SOFTWARE

     Our SAN InSite interconnect management software provides comprehensive management functionality across our Fibre Channel switches, managed hubs and transceivers. SAN InSite provides status and control of the devices that transport data in a SAN interconnect, and it includes management tools that proactively detect, isolate and recover from storage networking and data access problems. We believe our SAN InSite solution is the only management application in the industry that provides proactive management of fabric switches, arbitrated loop hubs and transceivers from a single management workstation. The first version of our interconnect management software was available to customers in early 1998. Our current version, SAN InSite, is installed in mission-critical accounts which require a high level of visibility and control over the storage area network. Key features of our SAN InSite interconnect management software solution include the following:

     - Single system view. Utilizing a simple graphical user interface and a single computer screen, SAN InSite offers a complete view of all managed devices in one or more SAN clusters.

     - Built-in fault management. Leveraging the unique architecture and embedded software of our switches and managed hubs, SAN InSite is able to recognize when a port is bypassed due to a malfunctioning storage or server device. When these problems occur, SAN InSite either reports that the problem has been automatically corrected or notifies the administrator of the need to take corrective action.

     - Monitoring and reporting. SAN InSite automatically monitors the status of each SAN interconnect device and keeps track of its activity in an electronic record. With a suite of color-coded icons and legends displayed on a single computer screen, users can easily monitor and quickly identify any changes to the SAN environment. SAN InSite also provides special traffic performance monitoring for our Vixel 8100 and Vixel 7000 series switches. This feature facilitates capacity planning and is displayed through on-screen traffic meters.

     - Advanced device configuration management and diagnostics. A rich set of advanced diagnostic tools allows support personnel to test and verify communications with new server or storage devices. Using SAN InSite's intuitive graphical user interfaces, the user can quickly configure our switches and managed hubs for specific application requirements. We believe this simplified interface minimizes training and staffing requirements, presents a consistent look and feel across our product set and gives customers cost-effective, flexible options for configuring a variety of SAN applications.

     - Integrated with other leading functional storage software. We actively partner with storage management software vendors in order to facilitate the integration of SAN InSite's powerful tools into other enterprise management applications. For example, SAN InSite can be launched by Veritas' Storage Manager and Hewlett-Packard's HP OpenView, and our switches and managed hubs can be configured to send notifications to other management platforms.

     We currently include our SAN InSite software with our switches and managed hubs. We do not sell this software separately from our other products at this time, although we may do so in the future.

     VIXEL 4000, VIXEL 8100, AND VIXEL 7000 SERIES FIBRE CHANNEL SWITCHES

     Fibre Channel switches connect a wide range of server and storage devices and provide a high level of performance and flexibility in building large configurations in a SAN. We began commercial shipment of our first switch product, the Vixel 4000, in February 1998. The eight port Vixel 4000 offered distinct advantages over other switches available at that time, including support for non-fabric arbitrated loop devices. Our next generation eight port Vixel 8100 Fibre Channel fabric switch was made commercially available in June 1999, and extended our technology leadership in the switch arena. Enhancements to our

Vixel 8100, with its patent-pending architecture, have been engineered into our latest series of Fibre Channel switches, the Vixel 7000 series. The eight port Vixel 7100 and sixteen port Vixel 7200 were made commercially available in March 2000. We believe our Vixel 7000 series line is one of the highest performing, most cost-effective fabric switch offerings in the industry. In addition to supporting fabric switch functionality, our Vixel 8100 and Vixel 7000 series switches have the following significant features:

     - High speed and high bandwidth. Our Vixel 8100 and Vixel 7000 series switches support full speed, which is 1.0625 gigabits per second, or Gbps, in transmit and receive directions per port. In addition, their architecture supports wire-speed full bandwidth, which is 100 MBps, in both directions per port. Unlike other commercially available switch products, our Vixel 8100 and Vixel 7000 series switches provide consistent 100 MBps bandwidth between any two ports, which enables reliable high-speed traffic in any configuration.

     - Support for non-fabric arbitrated loop devices in a fabric switch. A large number of devices currently deployed in SANs cannot communicate with fabric configurations. The patent-pending capability of our Vixel 8100 and Vixel 7000 series switches enables these non-fabric arbitrated loop devices to benefit from attachment to a fabric SAN.

     - Support for arbitrated loop or fabric-attached topologies by the same fabric port hardware. The flexible port architecture of the Vixel 8100 and Vixel 7000 series supports both arbitrated loop and fabric configurations and offers significant flexibility and interoperability when building SANs. The Vixel 8100 ships fabric ready and can also run in arbitrated loop mode. The Vixel 7000 series ships in arbitrated loop mode and can be software upgraded to full fabric.

     - Hardware-based zoning. With hardware-based zoning capabilities, our Vixel 8100 and Vixel 7000 series allow potentially conflicting operating systems, such as Unix and Windows NT, to co-exist in a single SAN environment.

     - Full fabric software support services. Our Vixel 8100 and Vixel 7000 series support ANSI-defined fabric services such as simple name server and state change notification. Devices attached to a fabric configuration use these services in order to create a full-functioning switched SAN.

     - Scalable architecture. Multiple Vixel 8100 or Vixel 7000 series switches can be interconnected without sacrificing performance, enabling the creation of large, complex SANs.

     - Extensive port buffering. Because of the extensive port buffering capabilities designed into our Vixel 8100 and Vixel 7000 series switches, data can be efficiently transported through our switch.

     In addition to the above features, our Vixel 7100 and Vixel 7200 switches are designed to provide the highest port density in a compact form factor. The sixteen port Vixel 7200 offers the highest port concentration of any Fiber Channel switch available and fully leverages the space in data center equipment racks. These switches are 1U (1.75 inches) high, which is approximately half the height of most switches.

    VIXEL 2100 ZONING MANAGED HUB AND VIXEL 2000 AND VIXEL 2006 MANAGED HUBS

     Our managed hubs connect devices in a SAN arbitrated loop configuration and monitor the status of loop and port activity through auto-recovery functionality and advanced diagnostic capabilities. Our managed hubs were available in November 1997, and our Vixel 2100 Zoning Managed Hubs were available in September 1999. Vixel managed hubs are designed to enhance customer uptime by proactively responding to conditions that otherwise would disrupt system availability. Key features of our managed hubs include:

     - Six port (Vixel 2006), eight port (Vixel 2100) and 12 port (Vixel 2000) configurations using removable GBICs. Our managed hubs give customers the flexibility to deploy small or large arbitrated loop installations. Because our managed hubs include full GBIC support, customers can mix different transceiver types on the same hub and install additional GBICs if needed.

     - Loop status indicators. An indicator light on the front of our hub products continuously reports to the operator whether the SAN arbitrated loop is operating properly. Loop status also is reported through SAN InSite's graphical user interface on a management workstation. These loop status information features accelerate problem detection and resolution.

     - Loop integrity and auto-recovery. Our managed hubs automatically detect and bypass malfunctioning ports. An alert is posted to the operator via SAN InSite, or another management application, so that further corrective action can be taken. In addition, our managed hubs have a recovery routine that can correct problems without disrupting ongoing loop operations. Without this feature, the network would be down until an administrator could manually reset each device.

     - Full console interface and event logging. In addition to the SAN InSite graphical user interface, our managed hubs support the full command line interface favored by some Unix users. This interface facilitates remote support of our product by OEMs, resellers or third-party support organizations. Our hubs also support time-stamped event logging, a useful tool for monitoring SAN status during unattended operation.

     In addition to the above features, our Vixel 2100 Zoning Managed Hub has a "Hub-on-a-chip" ASIC architecture and can be "zoned" into four separate segments. Our sophisticated ASIC incorporated into the Vixel 2100 provides 8 fully managed ports on a single chip. This innovative design strategy enables us to embed more functionality at a reduced cost and provide the customer with a highly efficient solution. The zoning feature of the Vixel 2100 allows it to be segmented into four separate arbitrated loops, each segment providing full 100 MBps bandwidth, for a variety of departmental and application uses. Zones can be created dynamically through SAN InSite software or under program control for variable applications such as tape backup.

     VIXEL 1000 ENTRY-LEVEL HUB

     Our Vixel 1000 entry-level hub provides a cost-effective solution that addresses SAN interconnect requirements, linking low and middle range servers with storage devices. By enhancing functionality and reducing costs for entry-level products, we are well positioned to address a broad segment of the SAN interconnect market. Introduced in October 1996, our Vixel 1000 has been tested and proven in a wide range of demanding, mission-critical networks and continues to be a popular choice for cost-conscious, entry-level SAN installations. Our Vixel 1000 hub supports full gigabit data transfer speeds and automatically bypasses failed or unused ports in a SAN. Its GBIC-based design allows customers to add, move or delete storage capacity and Fibre Channel devices on the SAN as needed. The flexible design of our entry-level hub also enables different combinations of copper, short-wave optical and long-wave optical transceiver types in a single SAN solution.

     TRANSCEIVERS

     Our transceivers provide fiber optic connectivity between devices installed in a SAN. Our fiber optic transceivers include GLMs, which are attachable modular interfaces for Fibre Channel host bus adapters and disk controllers, and GBICs, which are removable transceivers for switches, hubs, host bus adapters and disk controllers. Our current transceivers employ state-of-the-art vertical cavity surface emitting laser, or VCSEL, technology specifically designed for high-speed data transport among disk controllers, arbitrated loop hubs and fabric switches. We have been shipping gigabit GLMs since September 1996 and today supply full-speed GLMs for use in host bus adapters and disk controllers.

     As one of the original authors of the GBIC Specification, we have played a strategic role in enabling modular, high-speed transceivers for Fibre Channel environments. We have been shipping GBICs to customers since September 1996. Our GBICs support Serial ID, allowing host enclosures to solicit asset information, including manufacturer, date of manufacture, serial number and batch number directly from the GBIC. With our integrated product portfolio, this GBIC Serial ID information can be read by our managed hubs and fabric switches and reported to the user via SAN InSite. This feature allows a network administrator to track inventory information from a single management platform, regardless of where the GBIC is installed in a switch or managed hub.

OUR TECHNOLOGY

     We believe that our Fibre Channel expertise across a wide range of Fibre Channel products and SAN configurations has enabled us to develop and ship in volume leading high-performance SAN interconnect solutions. Key components of our technology platform include the following:

     Leadership in SAN interconnect management software. We have a core competency in the development of SAN interconnect management software which, we believe, provides us with a significant competitive advantage. We have leveraged our knowledge of SAN interconnect components such as fabric switches, managed and entry-level hubs, and transceivers to develop software that enables a comprehensive solution to SAN interconnect management.

     Switch architecture. We have developed a full-featured and high-performance architecture for our switches. Our switches incorporate advanced features, such as extensive port buffering, to offer high performance in a low-cost architecture. In addition, our switch architecture is scalable, facilitating development of new generations of switches, including our Vixel 7000 series switches that support more ports and faster transmission speeds. We have several patents pending covering our switch architecture.

     ASIC design expertise. We employ state-of-the-art ASIC design methodologies and have demonstrated a successful track record of achieving short design cycles for high-performance, complex ASICs. We use our own internally developed ASICs in our Fibre Channel products which enables us to maximize our products' reliability, functionality and interoperability while minimizing time to market.

     Switch and managed hub embedded software. Our embedded software expertise covers a wide range of SAN interconnect devices, including our switches and managed hubs. We believe we are the only company that designs, develops and markets a full range of SAN interconnect components. As a result, we believe we are uniquely positioned to further develop embedded software that maximizes interoperability and functionality of all of these SAN components while supporting ANSI and Internet standards.

     Designed-in interoperability. We design standards-based interoperability into our products from the beginning of the design cycle and thoroughly validate interoperability throughout the product release process. Our products also are extensively tested with other vendors' products to ensure cross-vendor interoperability. In January 1998, we launched our V2 Lab to facilitate robust interoperability testing and analysis of our products within a multi-vendor system environment. We believe that our investment of personnel and capital equipment in this facility has enhanced interoperability and time to market for our OEMs and resellers. We also use this lab to certify specific SAN configurations and reduce the need for our distribution partners to undergo costly and timely testing processes.

CUSTOMERS

     Our primary customers are original equipment manufacturers, or OEMs, and resellers who sell to end users and value added resellers, or VARs. During fiscal 1999, our top two OEMs were Compaq Computer and Sun Microsystems who represented 29.9% and 24.5% of revenue, respectively. Other OEMs included Amdahl, Avid Sports, Avid Technologies, Hewlett-Packard, IBM and Interphase. However, none of these customers represented more than 10.0% of our total revenue during the year. Our primary resellers are Bell Microproducts, Ingram Micro, Nissho Electronics and Tech Data Product Management. In fiscal 1999, total revenue derived from distribution channel customers represented 6.6% of total revenue.

     While we are seeking to diversify our customer base and expand the portion of our revenue that is derived through various sales channels, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of OEMs. We may not be successful in our efforts to diversify our customer base and the loss of one of our key customers, or a decrease in the level of sales to any one of these customers, could significantly reduce our total revenue.

CUSTOMER SERVICE AND SUPPORT

     We emphasize customer service and support in order to provide our customers and their end users with the knowledge and resources necessary to successfully implement and integrate comprehensive, high-performance Fibre Channel solutions. We offer a variety of support options for our products, including 24 hours a day, seven days a week telephone support and immediate parts replacement that enables continuous customer response and rapid replacement of products at end-user locations. We recently entered into an agreement with Polaris Services, Inc. whereby they will provide first line telephone support, allowing us to provide increased customer service resources and leverage our service and support engineers' time and expertise. Our customer service and systems engineering teams provide extensive pre- and post-sale customer support, including consultation, network design and in-depth training on SAN technology and product implementation.

     In October 1998, we launched our Vixel Care Services program to further enhance the support we provide to our OEMs and resellers. This program includes comprehensive education and training for our products and Fibre Channel SANs, telephone support, customized remote support contracts and onsite installation consulting services. We also have an initiative with our OEMs and resellers to extend train-the-trainer techniques so they may quickly develop their own service organizations to support SAN installations that include our products and SAN InSite management software. We intend to continue providing a high level of education and service to further support and optimize SANs deployed at end-user sites.

SALES AND MARKETING

     We sell our SAN solutions, including SAN interconnect management software, switches, hubs and transceivers, to OEMs and select resellers. We primarily sell to OEMs of specific operating systems-based servers, including Unix and Windows NT, as well as to OEMs of high-end disk and tape storage subsystems. Our OEMs utilize our products to deliver to end users complete factory-configured solutions, which are installed and field-serviced by OEMs' technical support organizations.

     As the markets for Fibre Channel products and SAN solutions evolve and as end-user awareness of the benefits of Fibre Channel increases, we believe an increasing volume of sales will occur through alternative distribution channels, including resellers and systems integrators. To support our reseller channel, we recently introduced our Premier Value Added Reseller program that provides select resellers with the advanced technical training and sales support necessary to successfully begin designing, installing and supporting complete, integrated SAN solutions. As the SAN market continues to develop, we are establishing additional relationships with select domestic and international resellers to reach additional markets and increase our geographic coverage. By serving the needs of both OEMs and resellers, we can leverage the strengths of our range of customers to further develop the Fibre Channel market and enhance our ability to address a large end-user base.

     We are expanding internationally by partnering with additional OEMs and resellers who have a strong international presence and are capable of selling and installing complex SAN solutions. In Europe, we have a number of distribution channel partners, including Acal Electronics, Bull, Hammer plc, RAIDTec, and Siemens. We currently distribute our products in Japan through our relationship with Nissho Electronics Corporation. We distribute our products in Asia and Australia through our relationships with ACA Pacific Ltd., Chang Myung Information Systems, Ipex Group, Modern Tech C&P Ltd., Royton Technologies Ltd., Scan Technology and Solkenix International Corporation.

     Our marketing efforts are focused on increasing awareness of our Fibre Channel products and our Vixel brand, promoting SAN-based solutions in general, and advocating industry-wide standards and interoperability. Key components of our marketing efforts include:

     - extending our strategic alliances with other Fibre Channel, SAN storage management and enterprise vendors to promote standardization and enhance interoperability;

     - promoting our SAN solutions under the Vixel brand name to strengthen sales through distribution and VAR channels;

     - continuing our active participation in industry associations and standards committees to promote and further enhance Fibre Channel technology and increase our visibility as industry experts;

     - leveraging major trade show events and SAN conferences to promote our comprehensive solution and to continue our leading role in educating customers on the value of SANs;

     - expanding our web-based marketing program to provide both product and sales information; and

     - in cooperation with other vendors, certifying and packaging complete SAN solutions with proven interoperability between SAN interconnects, devices and applications.

MANUFACTURING

     We outsource our manufacturing, which reduces our need to make costly investments in capital equipment and manufacturing facilities. K*TEC Electronics, a division of Kent Electronics, currently manufactures all our products. In September 1999, we completed the transition of our GLM transceiver manufacturing to K*TEC from Solectron. K*TEC is responsible for nearly all material procurement, assembly and testing, packaging and shipment of our products. We currently do not have a long-term supply contract with K*TEC. Therefore, they are not obligated to manufacture products for us, except as may be provided in particular purchase orders that they have accepted. We place purchase orders with them based on periodic forecasts. In the future, we may need to add new manufacturing partners to achieve higher production volumes and/or lower costs.

     While our manufacturing partner is responsible for all facets of the manufacturing process, we are directly involved in qualifying our suppliers and the key components that are used in our products. Most of our product components can be obtained from multiple qualified manufacturers. While most of the materials used in our products are standard, some are proprietary or sole sourced and require extended lead times. Although we design our own ASICs, they are manufactured by LSI Logic and VLSI. Motorola and Intel are currently our sole suppliers for microprocessors. Honeywell is our sole supplier of the VCSEL and NSG is the sole supplier of the IDP used in our transceivers. In addition, we license software for our hubs from Wind River Systems. Our supply management team works closely with strategically important suppliers who offer proprietary or sole-sourced products. In addition, our operations team is focused on production test equipment development, manufacturability, effective transfer of products from development to production, and monitoring of supplier performance and quality.

RESEARCH AND DEVELOPMENT

     We focus our research and development efforts on developing products that meet the evolving needs of the SAN market. We are developing our SAN interconnect management software to provide higher levels of management capabilities for our products and others, including the ability of SAN InSite to manage other vendors' devices. We also are developing interfaces that interact with leading systems management software in order to more effectively manage data transport and data storage throughout the enterprise. Our switch and hub development efforts are focused on enhancing functionality through the development of higher-level ASICs, increasing the number of ports and transmission speed capabilities, and enhancing interoperability with other vendors' devices. In addition to the development of our core technologies, we plan to continue to partner with other leading providers of SAN technologies, products and services to jointly develop high performance SAN products and support industry standards.

     Our research and development expenses were $12.8 million in fiscal 1999. We believe that our research and development efforts are key to our ability to maintain technical competitiveness and to deliver innovative products that address the needs of the market. However, our product development efforts may not result in commercially viable products, and our products may be made obsolete by changing technology or new product announcements by us or our competitors.

COMPETITION

     The SAN interconnect market has become increasingly competitive. New SAN-enabled products are being offered by a growing number of server, storage, tape and storage management vendors. Because we offer a broad product portfolio, each of our products competes with a different set of competitors. For fabric switch sales, we compete primarily with Ancor, Brocade and McDATA. For hub sales, we compete primarily with Emulex and Gadzoox. For transceiver sales, we compete primarily with Cielo, Finisar, Hewlett-Packard and IBM. Although we do not believe that any other vendor offers comprehensive SAN interconnect management software that directly competes with ours, other vendors, such as Brocade and Gadzoox, provide single point-device managers for either hub or fabric switch products, but not across multiple devices, including fabric switches, hubs and transceivers. As the market for SAN interconnect products grows, we may face competition from traditional networking companies and other manufacturers of networking equipment. These networking companies may enter the SAN interconnect market by introducing their own products or by acquiring or entering into an alliance with an existing SAN interconnect provider. It also is possible that our OEMs could develop and introduce products competitive with our product offerings.

     We believe the primary competitive factors in the SAN interconnect market are the following:

     - product performance and features;

     - product reliability and interoperability;

     - the size of installed customer base;

     - price;

     - strength of distribution channel;

     - ability to meet delivery schedules; and

     - customer service and technical support.

     We believe we compete favorably with our competitors based on these factors. However, because many of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, technical, sales and marketing resources, they may have larger distribution channels, access to more customers and a larger installed customer base than we do. These competitors may be able to undertake more extensive marketing campaigns and adopt more aggressive pricing policies than we can. To remain competitive, we believe we must, among other things, invest significant resources in expanding our distribution channels, developing new products and enhancing our current products. If we fail to do so, our products will not compete favorably with those of our competitors which will significantly harm our business.

INTELLECTUAL PROPERTY

     Our success depends on our proprietary technology. We attempt to protect our technology through a combination of patents, copyrights, trade secret laws, trademarks, as well as confidentiality agreements and other contractual restrictions. There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Our failure to protect our proprietary information could have a material adverse effect on our business, financial condition and results of operations.

     We have been awarded one patent with respect to our GBIC transceivers. We also have four pending patent applications in the United States and selected countries abroad with respect to a broad scope of SAN technology including our SAN management capabilities and switch and hub architecture. However, it is possible that patents may not be issued for the pending applications and that our issued patent may not adequately protect our technology from infringement or prevent others from claiming our technology infringes that of third parties. All our software products have copyright notices. We own several trademarks including Vixel and SAN InSite. We also rely on trade secret law and contractual provisions to protect our intellectual property, including technology development which we have determined not to patent or copyright, or which is not capable of more formal protection.

     We may need to initiate litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of our resources and could materially harm our business. From time to time we have received, and may receive in the future, notice of infringement claims of other parties' proprietary rights. For instance, a competing supplier of transceivers sued us, claiming that features of our GBIC products infringed its patents. This lawsuit was settled in May 1999. We incurred significant costs in defending and settling such claims. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that past or future assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development and release of our products, or require us to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, or at all. For these reasons, infringement claims could materially harm our business.

EMPLOYEES

     As of January 2, 2000 we had 187 employees, of which 83 were engaged in research and development, 41 in sales and marketing, 34 in operations and 29 in finance, administration and information services. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and their ages as of January 2, 2000 were as follows:

        NAME           AGE                            POSITION
        ----           ---                            --------
James M. McCluney....  48   President, Chief Executive Officer and Chairman of the Board
                            of Directors
Kurtis L. Adams......  45   Chief Financial Officer, Vice President of Finance,
                            Secretary and Treasurer
Stuart B. Berman.....  43   Chief Technology Officer
Robert R. Lux........  55   Vice President of Customer Satisfaction and Corporate
                            Quality
Jay R. O'Donald......  56   Vice President of Operations
Stanley H. Reese.....  59   Vice President of Product Development
Arun K. Taneja.......  52   Vice President of Marketing
Ronald G. von          52   Vice President of Worldwide Sales
  Trapp..............

     James M. McCluney has served as our president, chief executive officer and director since April 1999. From October 1997 to January 1999, he served as president and chief executive officer of Crag Technologies, formerly Ridge Technologies, a storage system manufacturer. From October 1994 to September 1997, Mr. McCluney served in various positions at Apple Computer, including senior vice president of worldwide operations and vice president of European operations.

     Kurtis L. Adams has served as our chief financial officer and vice president of finance since September 1998. From December 1995 to September 1998, he was chief financial officer and vice president of finance of Health Systems Technologies, Inc., a software company. Mr. Adams was the corporate controller from November 1989 to February 1991 and the corporate controller and chief accounting officer from March 1991 to October 1995 for Chipcom Corporation, a networking company.

     Stuart B. Berman has served as our chief technology officer since February 1998. In July 1996, he co-founded Arcxel Technologies, Inc., a networking company, and through February 1998 served as its chairman and chief technology officer. From February 1993 to June 1996, Mr. Berman was a Fibre Channel architect for Emulex Corporation, a networking company.

     Robert R. Lux has served as our vice president of customer satisfaction and corporate quality since June 1999. From January 1999 to June 1999, he served as a sales, marketing and corporate quality consultant to us. From November 1998 to May 1999, he served as general partner of Lux & Associates, a consulting firm. In April 1995, Mr. Lux founded Bay Stone Software, a software company, and through October 1998 served as its chairman, president and chief executive officer. From January 1994 to March 1995, Mr. Lux served as general partner of Lux & Associates.

     Jay R. O'Donald has served as our vice president of operations since February 1998. In July 1996, Mr. O'Donald co-founded Arcxel Technologies, and through February 1998, he served as its president and chief executive officer and director. From April 1993 to July 1995, Mr. O'Donald was the vice president of engineering at Emulex Corporation.

     Stanley H. Reese has served as our vice president of product development since January 1999. From July 1997 to January 1999, he was the vice president of research and development at VitalCom Corporation, a medical systems company. From December 1989 to July 1997, Mr. Reese was the vice president of research and development at Cubix Corporation, a computer company.

     Arun K. Taneja has served as our vice president of marketing since July 1999. From February 1998 to February 1999, he was senior vice president of marketing and from February 1999 to July 1999 senior vice president of business development, for Andataco, a storage solutions provider. From June 1996 to October 1997, Mr. Taneja was vice president of marketing for Invincible Technologies Corporation, a storage solutions provider. From July 1994 to February 1996, Mr. Taneja served as vice president of marketing at Axil Computer, Inc., a manufacturer of SPARC-based workstations and servers.

     Ronald G. von Trapp has served as our vice president of worldwide sales since July 1999. From October 1997 to July 1999, he was vice president of worldwide sales and marketing at Mylex, Inc., a developer of hardware and software for data management. From January 1997 to October 1997, Mr. von Trapp served as vice president, Americas at Maxtor Inc., a data storage hardware company. From June 1989 to June 1996 he served as director of sales at Quantum Corp., a data storage hardware company.

ITEM 2. PROPERTIES

     Our corporate headquarters are located in Bothell, Washington and occupy approximately 43,000 square feet. Our lease for this facility expires in January 2002. In addition, we have a research and development and sales facility located in Irvine, California that occupies approximately 13,000 square feet. Our lease for this facility expires in November 2002. We believe these existing facilities will be adequate to meet our needs for the next 12 months. If our growth continues, we will need larger facilities after that time. We cannot assure you that suitable additional facilities will be available as needed on commercially reasonable terms. We also lease five domestic sales offices in Freemont, California, Columbia, Maryland, Gloucester, Massachusetts, Nashua, New Hampshire and Houston, Texas.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the Nasdaq National Market under the symbol "VIXL". Public trading of our common stock commenced on October 1, 1999, and our fiscal third quarter ended October 3, 1999. Prior to October 1, 2000, there was no public market for our stock. The following table summarizes our common stock's high and low sales price for the periods indicated as reported by the Nasdaq National Market.

                                                               HIGH     LOW
                                                              ------   ------
1999
Third Quarter (from October 1, 1999 to October 3, 1999).....  $53.50   $41.00
Fourth Quarter..............................................  $50.25   $17.00
2000
First Quarter (through March 17, 2000)......................  $33.50   $15.00

     As of March 1, 2000 there were approximately 298 holders of record of our common stock. We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not currently anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company did not sell any unregistered securities during the fourth quarter of 1999.

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

     The Company's Registration Statement on Form S-1 (No. 333-81347) for its initial public offering of its Common Stock became effective September 30, 1999, covering an aggregate of 4,945,000 shares of Common Stock, including the underwriters' over-allotment. A total of 4,945,000 shares of the Company's common stock was sold at a price of $18.00 per share to an underwriting syndicate led by BancBoston Robertson Stephens, Inc., Bear, Stearns & Co. Inc. and Needham & Co., Inc. The Offering commenced on October 1, 1999 and closed on October 15, 1999. The initial public offering resulted in gross proceeds of approximately $89.0 million, of which approximately $6.2 million was applied toward the underwriting discount. Net proceeds to the Company were $82.8 million. Expenses related to the offering totaled approximately $1.4 million. Through January 2, 2000, the proceeds were applied to repay an 8.69% promissory note and accrued interest due to Western Digital totaling approximately $2.0 million, a line of credit borrowing totaling $2.8 million and a note payable to a bank of $7.5 million. In addition, $6.7 million was used for working capital and general corporate purposes. The Company has invested the remaining net proceeds in short-term, investment grade, interest-bearing securities.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information appearing elsewhere in this Annual Report on Form 10-K. We derived the statement of operations data for the fiscal years ended December 28, 1997, January 3, 1999 and January 2, 2000 and the balance sheet data as of January 3, 1999 and January 2, 2000, from the audited financial statements in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended December 31, 1995 and December 29, 1996 and the selected balance sheet data set forth below for us as of December 31, 1995, December 29, 1996 and December 28, 1997 is derived from our audited financial statements not included in this Annual Report on Form 10-K. Net loss available to common stockholders shown below includes our net loss, as well as the accretion related to our redeemable preferred stock.

                                                                     FOR THE FISCAL YEAR ENDED
                                                --------------------------------------------------------------------
                                                DECEMBER 31,   DECEMBER 29,   DECEMBER 28,   JANUARY 3,   JANUARY 2,
                                                    1995           1996           1997          1999         2000
                                                ------------   ------------   ------------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenue:
  SAN systems.................................    $    --        $    163       $  3,282      $ 13,389     $ 22,937
  Components..................................        399           6,778         19,501        26,056       15,890
                                                  -------        --------       --------      --------     --------
         Total revenue........................        399           6,941         22,783        39,445       38,827
Cost of revenue...............................        521           7,342         19,047        36,199       28,211
                                                  -------        --------       --------      --------     --------
Gross profit (loss)...........................       (122)           (401)         3,736         3,246       10,616
                                                  -------        --------       --------      --------     --------
Operating expenses:
  Research and development....................      1,678           4,474          9,360        11,110       12,788
  Acquired in-process technology..............         --           8,633             --         5,118           --
  Selling, general and administrative.........        967           3,549          7,629        14,521       13,643
  Amortization and writedown of goodwill and
    intangibles...............................         --             167            222         2,057        1,362
  Amortization of deferred compensation.......         38              36             50            --        4,368
                                                  -------        --------       --------      --------     --------
         Total operating expenses.............      2,683          16,859         17,261        32,806       32,161
                                                  -------        --------       --------      --------     --------
Loss from operations..........................     (2,805)        (17,260)       (13,525)      (29,560)     (21,545)
Other (expense) income, net...................       (154)           (392)          (234)        8,327         (802)
                                                  -------        --------       --------      --------     --------
Net loss......................................    $(2,959)       $(17,652)      $(13,759)     $(21,233)    $(22,347)
                                                  =======        ========       ========      ========     ========
Net loss available to common stockholders.....    $(2,959)       $(17,693)      $(13,955)     $(21,424)    $(22,495)
                                                  =======        ========       ========      ========     ========
Basic and diluted net loss per share..........    $(26.47)       $ (56.87)      $ (18.90)     $  (8.77)    $  (2.97)
                                                  =======        ========       ========      ========     ========
Weighted-average shares outstanding...........        112             311            738         2,444        7,572
                                                  =======        ========       ========      ========     ========
Pro forma net loss available to common
  stockholders (unaudited)....................                                                             $(22,347)
                                                                                                           ========
Pro forma basic and diluted net loss per share
  (unaudited).................................                                                             $  (1.30)
                                                                                                           ========
Pro forma weighted-average shares outstanding
  (unaudited).................................                                                               17,174
                                                                                                           ========

                                                DECEMBER 31,   DECEMBER 29,   DECEMBER 28,   JANUARY 3,   JANUARY 2,
                                                    1995           1996           1997          1999         2000
                                                ------------   ------------   ------------   ----------   ----------
                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.....................    $ 7,883        $ 19,883       $  3,776      $  3,841     $ 16,706
Investments...................................         --              --             --         2,490       44,650
Working capital...............................      7,959          18,477          2,352           285       58,820
Total assets..................................     12,318          29,374         19,934        28,165       84,081
Long-term obligations and noncurrent portion
  of capital leases...........................      2,056           6,012          6,057        13,856        4,406
Mandatorily redeemable preferred stock........         --          19,327         19,523        19,993           --
Total stockholders' (deficit) equity..........      8,980         (18,937)       (14,030)      (19,924)      65,695

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data in Item 6 and the financial statements and the related notes included elsewhere in this Report.

COMPANY OVERVIEW

     We are a leading provider of comprehensive interconnect solutions for use in storage area networks, or SANs. Our portfolio of Fibre Channel products, including our SAN management software, fabric switches, arbitrated loop hubs and transceivers, is fully interoperable and designed to perform in concert to address a wide variety of data and storage needs.

     We incorporated in Colorado in June 1991 under the name Photonics Research Incorporated and initially developed fiber optic components for data communications and related applications. In February 1995, we reincorporated in Delaware and changed our name to Vixel Corporation. In the first quarter of 1996, we acquired the Fibre Channel hub and transceiver product lines from Western Digital Corporation. In 1997 we began developing our SAN InSite software to manage our SAN interconnect solutions. In the first quarter of 1998, we acquired Arcxel Technologies, Inc., a developer of Fibre Channel switches. In early 1998, we sold our laser diode fabrication facility and gigabit Ethernet transceiver product line to Cielo Communications, Inc., and have since been focused exclusively on designing, developing and marketing our Fibre Channel SAN interconnect solutions.

     We derive substantially all of our revenue from the sale of SAN interconnect products, including switches, hubs and transceivers. We currently include our SAN InSite software with our switches and managed hubs and do not sell this software separately from our other products. Our revenue includes SAN systems revenue as well as component and other revenue. SAN systems revenue consists of revenue generated from our SAN switches and hubs. Component revenue consists primarily of revenue generated from the sale of our transceivers.

     We sell our products primarily to a limited number of original equipment manufacturers. Compaq Computer and Sun Microsystems represented 29.9% and 24.5% of revenue, respectively for fiscal 1999. During 1998, Sun Microsystems and Hewlett-Packard represented 54.4% and 12.3% of revenue, respectively. No other individual customer represented more than 10.0% of our total revenue in those periods. While we are seeking to diversify our customer base and expand the portion of our revenue that is derived from sales through various distribution channels, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of OEMs. We may not be successful in our efforts to diversify our customer base and the loss of one of our key customers could significantly reduce our total revenue.

     During fiscal 1999 and 1998, 6.6% and 4.6%, respectively, of our total revenue was derived from sales to distribution channel customers. We plan to expand our sales channels to include systems integrators, VARs and additional distributors in the United States and internationally.

     We generally recognize revenue at the time of product shipment, unless we have future obligations for installation or when we ship product demonstration units. Revenue from products shipped with future installation obligations is recognized when we meet our future obligation. Revenue is not recognized on demonstration units unless the customer ultimately purchases the unit, and the related revenue is recognized at that time. Our agreement with our North American distributors provides for price protection and for stock rotation based on a percentage of shipments for the preceding quarter when an offsetting order is requested. Revenue for the percentage of shipments subject to these stock rotation rights is deferred until the stock rotation period has passed. We provide an allowance for price protection rights. We also maintain a reserve for product warranty costs based on a combination of historical experience and specifically identified potential warranty liabilities.

     Our gross profit as a percentage of total revenue is affected by the mix of products sold, sales channels and customers to which our products are sold. Our gross profit as a percentage of total revenue also is affected by fluctuations in manufacturing volumes and component costs, manufacturing costs charged by our contract manufacturers, new product introductions, changes in our product pricing and estimated warranty costs. We expect that average unit selling prices for our products will decline over time in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors and other factors., We seek to maintain gross profit as a percentage of total revenue by selling a higher percentage of higher margin products and reducing the cost of our products through manufacturing efficiencies, design improvements and cost reductions for components.

     During the period January through September 1999 we outsourced our product manufacturing to two contract manufacturers, K*TEC Electronics, a division of Kent Electronics, and Solectron Corporation. The planned transition for moving all production to K*TEC was successfully completed in September 1999. All equipment and materials were moved from Solectron to K*TEC or our Bothell facility. Our strategy with this transition is to reduce indirect costs associated with supplier management and performance tracking and to use the efficiencies of K*TEC's consolidated purchasing power and materials management capabilities to reduce average cost of goods sold. K*TEC also provides distribution and repair operations and most of our materials management. We purchase certain components directly from suppliers and resell them to K*Tec at our cost and recognize no revenue from these transactions. We also outsource the manufacturing of our ASICs to third-party manufacturers that ship these components to K*TEC for assembly.

     In connection with the grant of stock options to employees and consultants during 1999, we recorded deferred compensation of $9.8 million. Deferred compensation is presented as a reduction of stockholders' equity. The balance is expensed on a graded vesting method over the vesting period of the options. During fiscal 1999, we recognized $4.4 million of the deferred compensation as compensation expense.

     Since our inception, we have incurred significant losses. As of January 2, 2000, we had operating loss carryforwards of $51.5 million for federal income tax purposes. These operating loss carryforwards expire on various dates through 2019. We have recorded a valuation allowance equal to the gross deferred tax asset balance because our accumulated deficit, history of recurring net losses and possible limitations on the use of carryforwards give rise to uncertainty as to whether the deferred tax assets are realizable. Further, these operating loss carryforwards could be subject to usage limitations due to changes in our ownership resulting from equity financings.

     As of January 2, 2000, we had an accumulated deficit of $78.6 million and we expect to continue to incur significant losses for the foreseeable future. We also expect to incur significant product development, sales and marketing and administrative expenses. We cannot be certain that we will ever realize sufficient revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

ACQUISITIONS AND DIVESTITURES

     In February 1998, we acquired Arcxel Technologies, Inc. for a total purchase price of $14.8 million. Arcxel Technologies was a developer of Fibre Channel switches for the SAN market. We acquired this switch company to obtain products and technology to expand our total SAN interconnect portfolio of products to include management software, switches, managed hubs, entry-level hubs and transceiver products. At the time of the acquisition, Arcxel had just introduced its first product, a Fibre Channel switch. This product became our Vixel 4000 switch.

     Also at the time of the Arcxel acquisition, in-process development projects included an ASIC, a fabric switch and a switching hub. Both the fabric switch and the switching hub were being designed to use the in-process ASIC, which was the key technology being developed by Arcxel. Of the total value of the acquired in-process technology, approximately 74% was associated with the ASIC which was estimated to be 70% complete at the time of the acquisition, approximately 22% with the fabric switch which was estimated to be 27% compete and approximately 4% with the switching hub which was estimated to be 8% complete. The value of the in-process technology related to each of these projects was determined by estimating the future net cash flows resulting from products anticipated to result from these projects and discounting the net cash flows to the date of acquisition using a discount rate of 35%. Since this acquisition, we completed the development of the ASIC and the fabric switch, which became our Vixel 8100 product. The Vixel 8100 began generating revenue in the quarter ended July 4, 1999. Also, subsequent to the acquisition, we decided not to complete the development of the switching hub that was in process, rather we are devoting our resources to developing other fabric switches that will use the ASIC that was in development at the time of the acquisition.

     In February, 1998 we sold substantially all of our laser diode fabrication laboratory and gigabit Ethernet transceiver product line which was located in Colorado. We received cash proceeds of $7.2 million and the acquirer assumed the net liabilities associated with the operations. As a result of this transaction, we recorded a gain of approximately $9.1 million in fiscal 1998.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of revenue, statement of operations data for the periods indicated:

                                                                   FOR THE FISCAL YEAR ENDED
                                                            ----------------------------------------
                                                            DECEMBER 28,    JANUARY 3,    JANUARY 2,
                                                                1997           1999          2000
                                                            ------------    ----------    ----------
Revenue:
  SAN systems.............................................       14.4%          33.9%         59.1%
  Components..............................................       85.6           66.1          40.9
                                                               ------         ------        ------
          Total revenue...................................      100.0          100.0         100.0
Cost of revenue...........................................       83.6           91.8          72.7
                                                               ------         ------        ------
Gross profit..............................................       16.4            8.2          27.3
                                                               ------         ------        ------
Operating expenses:
  Research and development................................       41.1           28.1          32.9
  Acquired in-process technology..........................         --           13.0            --
  Selling, general and administrative.....................       33.5           36.8          35.1
  Amortization and writedown of goodwill and
     intangibles..........................................        1.0            5.2           3.5
  Amortization of deferred compensation...................        0.2             --          11.3
                                                               ------         ------        ------
          Total operating expenses........................       75.8           83.1          82.8
                                                               ------         ------        ------
Loss from operations......................................      (59.4)         (74.9)        (55.5)
Other (expense) income, net...............................       (1.0)          21.1          (2.1)
                                                               ------         ------        ------
Net loss..................................................      (60.4)%        (53.8)%       (57.6)%
                                                               ======         ======        ======

FISCAL YEARS ENDED JANUARY 2, 2000, JANUARY 3, 1999 AND DECEMBER 28, 1997

     Revenue. Total revenue was $38.8 million, $39.4 million and $22.8 million in fiscal 1999, 1998 and 1997, respectively. Our SAN systems revenue was $22.9 million, $13.4 million and $3.3 million in fiscal 1999, 1998 and 1997, respectively. The 71% increase in SAN systems revenue in fiscal 1999 compared with fiscal 1998 was the result of increased sales of each of our switch and hub products available in 1999. The 308% increase in SAN systems revenue in fiscal 1998 compared with fiscal 1997 was the result of increased sales of our entry-level hubs as well as revenue generated by our switch and hub products that were introduced during fiscal 1998. SAN systems revenue in 1997 consisted solely of revenue from our entry-level hubs.

     Component and other revenue was $15.9 million, $26.1 million and $19.5 million in fiscal 1999, 1998 and 1997, respectively. Performance issues with our CD based transceiver products sold primarily in 1997 were identified in late 1998 and early 1999 and resulted in decreased purchases of our transceiver products in fiscal 1999 as compared with fiscal 1998. We anticipate that our component revenue will continue to decrease as a result of our decision to focus our resources on the development, sales and marketing of our SAN systems products, as well as a result of some of our customers' perceptions of our transceiver performance problems. For a more complete discussion of the performance problems with our transceivers, see "Factors that may Affect Results of Operations and Financial Condition -- A component used in our transceivers has experienced an abnormally high failure rate which has adversely affected and could in the future affect our sales." The 33.6% increase in fiscal 1998 compared with fiscal 1997 was primarily the result of an increase in sales of our transceiver products.

     Gross profit. Cost of revenue includes the cost to acquire finished products from third party manufacturers of our products, expenses we incur related to inventory management, product quality testing and customer order fulfillment, and provisions for warranty expenses and inventory obsolescence. Gross profit was $10.6 million, $3.2 million and $3.7 million in fiscal 1999, 1998 and 1997, respectively, representing 27.3%, 8.2% and 16.4% of total revenue, respectively. The increase in both absolute dollars and percentage of total revenue in 1999 as compared with 1998 reflect a change in our product mix, as sales of switch and hub products increased while sales of transceivers declined. Our switch and hub products generally have higher gross margins than our transceiver products. In addition, fiscal 1998 gross profit was negatively affected as a result of recording a $3.6 million warranty provision for our GBIC transceivers and a writedown in the fourth quarter of fiscal 1998 of developed technologies capitalized as part of our purchase of Arcxel Technologies. The increase in our warranty provisions in fiscal 1998 related to the estimated costs to repair or replace those transceiver products that contain lasers that are showing signs of faster deterioration than we historically have experienced. Indications of this problem were first noticed in late fiscal 1998 to early fiscal 1999. This also resulted in the decrease in gross profit in both absolute dollars and as a percentage of revenue in fiscal 1998 as compared with fiscal 1997.

     Research and development expenses. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and sustaining engineering of our products, consulting and outside service fees, costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses were $12.8 million, $11.1 million and $9.4 million in fiscal 1999, 1998 and 1997, respectively. The increase in research and development expenses in fiscal 1999 compared with fiscal 1998 and the increase in fiscal 1998 compared with fiscal 1997 were due to increased development costs relating to our management software, switch and managed hub products. The increase in fiscal 1998 compared with fiscal 1997 was partially offset by a reduction in research and development expenses as a result of the sale of our laser diode fabrication facility and gigabit Ethernet transceiver product line to Cielo Communications in February 1998. We believe that continued investment in research and development is an essential element of our strategic objectives to design quality products while reducing costs. As a result, we expect these expenses to increase in the future.

     Acquired in-process technology. Acquired in-process technology expenses in fiscal 1998 related to our acquisition of Arcxel Technologies in February 1998. This acquired in-process technology was identified and valued by an independent third party at $5.1 million, 34.5% of the total purchase price, and was expensed immediately. The value of acquired in-process technology was determined by estimation future net cash flows resulting from products anticipated to result from the in-process projects and discounting the net cash flows to the date of acquisition.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, finance and information technology support functions, as well as professional fees, allowance for doubtful accounts receivable, trade shows and other marketing activities. Selling, general and administrative expenses were $13.6 million, $14.5 million and $7.6 million, respectively, representing 35.1%, 36.8% and 33.5% of total revenue, respectively. The decrease in both absolute dollars and as a percentage of total revenue in fiscal 1999 compared with fiscal 1998 is the result of expenses we recognized in fiscal 1998 in connection with our defense and settlement of certain patent lawsuits. In addition to these expenses, the increase in fiscal 1998 selling, general and administrative expenses as compared with fiscal 1997 were primarily related to increases in sales, marketing and administrative personnel to support our revenue growth. We expect selling, general and administrative expenses to increase in the future, primarily to support our strategies of expanding our indirect distribution channels and our international sales and marketing activities.

     Amortization and writedown of goodwill and intangibles. Amortization and writedown of goodwill and intangibles in fiscal 1999, 1998 and 1997 were $1.4 million, $2.1 million and $222,000, respectively, representing 3.5%, 5.2% and 1.0%, respectively, of total revenue. The decrease in fiscal 1999 compared with fiscal 1998 is primarily the result of a writeoff in fiscal 1998 of goodwill associated with capitalized developed technology written down in fiscal 1998. In addition to this writeoff, the increase in fiscal 1998 compared with fiscal 1997 was the result of amortization of goodwill and intangibles resulting from our acquisition of Arcxel Technologies in February 1998. The amount amortized in fiscal 1997 is related to goodwill and intangibles resulting from our acquisition of the Fibre Channel hub and transceiver product lines from Western Digital in the first quarter of fiscal 1996.

     Amortization of deferred compensation. Amortization of deferred compensation in fiscal 1999 was $4.4 million as a result of stock options granted to employees and consultants during the year for which we recorded deferred compensation of $9.8 million and stock options granted to nonemployees for services performed. Amortization of deferred compensation in fiscal 1997 was $50,000, which we recognized as a result of stock option grants to nonemployees. We incurred no amortization of deferred compensation in fiscal 1998.

     Other (expense) income, net. Other (expense) income, net, consists of the gain or loss on the sale of business divisions or product lines, interest income, interest expense and other miscellaneous income or expense. Other expense, net, was $802,000 in fiscal 1999, other income, net, was $8.3 million in fiscal 1998 and other expense, net, was $234,000 in fiscal 1997. Other income in fiscal 1998 included a one-time $9.1 million gain on the sale of our laser diode fabrication laboratory and gigabit Ethernet transceiver product line.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity at January 2, 2000 consisted of $16.7 million in cash and cash equivalents, $44.7 million in short-term investments and a $2.5 million capital equipment lease line of credit. As of January 2, 2000, we had utilized $1.5 million under the capital equipment lease line. Borrowings under the capital equipment lease line of credit bear interest at 8.25% per annum, are payable ratably over a 36 month term and are collateralized by the fixed assets that we lease under the line of credit. This capital lease line of credit expires on March 31, 2000.

     Since inception, we have financed our operations primarily through the sale of common stock and preferred stock with aggregate proceeds of approximately $112.5 million. Additionally, we have financed our operations through capital equipment lease lines, working capital credit facilities, notes payable and $6.9 million in net cash received from the sale of our laser diode fabrication facility and gigabit Ethernet product line.

     Cash utilized by operating activities was $17.4 million in fiscal 1999, $9.2 million in fiscal 1998 and $13.6 million in fiscal 1997. The cash utilized in each of these periods was due to net losses, as well as working capital required to fund our operations. Cash used in investing activities primarily consisted of capital expenditures of $582,000, $1.7 million and $1.0 million in fiscal 1999, 1998 and 1997, respectively.

     The Company's initial public offering of 4.3 million shares of Common Stock was closed on October 6, 1999 and the Company realized proceeds of $70.6 million, net of underwriting discounts and commissions and issue costs. Subsequently, the underwriters exercised the over-allotment option of 645,000 shares of Common Stock and the Company realized proceeds of $10.8 million, net of underwriting discounts and commissions and issue costs upon closing on October 15, 1999.

     We believe that our existing cash, cash equivalent and short-term investment balances will be sufficient to meet our cash requirements at least through the next twelve months. However, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our future revenue, the timing and extent of spending to support product development efforts and expansion of sales, general and administrative activities, the timing of introductions of new products, and market acceptance of our products. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms or at all.

YEAR 2000 COMPLIANCE

     The impact of the Year 2000 on our technology systems to date has been insignificant. We have obtained documentation from third party vendors as to their Year 2000 compliance testing and recommendations. To date, we have not experienced any significant impact on our operations as a result of Year 2000 issues with our third party vendors. The total cost of our Year 2000 remediation effort has not been material and is not expected to be material in future periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, which will be effective for the Company for fiscal years and quarters beginning after June 15, 2000, requires than an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management believes that the impact of SFAS No. 133 would have no material effect on the Company's financial position, results of operations and cash flows.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 would have no material effect on the financial position or results of operations of the Company.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

WE HAVE INCURRED SIGNIFICANT LOSSES SINCE OUR INCEPTION, WE EXPECT FUTURE LOSSES, AND WE MAY NOT BECOME PROFITABLE.

     We have incurred significant losses since inception and expect to incur losses in the future. As of January 2, 2000, we had an accumulated deficit of $78.6 million. We cannot be certain that we ever will realize sufficient revenue to achieve profitability. We expect to incur significant product development, sales and marketing and administrative expenses, and we will need to generate significant revenue to achieve and maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

A COMPONENT IN OUR TRANSCEIVERS HAS EXPERIENCED AN ABNORMALLY HIGH FAILURE RATE WHICH HAS ADVERSELY AFFECTED AND COULD IN THE FUTURE AFFECT OUR SALES.

     Our GBIC transceivers manufactured prior to March 1999, and our GLM transceivers manufactured prior to September 1999, incorporate a compact disk, or CD, laser manufactured by a third party. We have observed, and some customers have confirmed, that in certain applications our GBIC and GLM transceivers manufactured prior to March 1998 that incorporate this CD laser have experienced an abnormally high failure rate. Although we recorded a warranty reserve of $3.6 million in the fourth quarter of fiscal 1998 as a result of these problems, there is a risk that this reserve will be inadequate to implement a remedy that is satisfactory to our customers. Claims against us in excess of the amount of our reserves could have a material adverse effect on our business and financial condition. Partially as a result of this problem, Sun Microsystems and Hewlett-Packard have reduced their purchases of our transceiver products. In addition, if we are unable to resolve this matter to our customers' satisfaction, or if failure rates in transceiver products increase, our reputation and relationships with current and prospective customers could be damaged and adversely affect the sales of all of our products.

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

THE LOSS OF ONE OR MORE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUE.

     Our success will depend on our continued ability to develop and manage relationships with significant OEMs and resellers, as well as on the sales efforts and success of these customers. Sun Microsystems and Compaq represented 29.9% and 24.5% of our total revenue, respectively, for year ended January 2, 2000. Although we are attempting to expand our base of OEMs and resellers, most of our future revenue may come from a small number of OEMs.

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

     We rely on K*TEC Electronics, a division of Kent Electronics, an outside contract manufacturing firm, to manufacture, store and ship our products. In September 1999 we completed the transition of our transceiver manufacturing to K*TEC from Solectron. We share K*TEC's manufacturing capacity with numerous companies whose manufacturing needs may conflict with ours. If K*TEC is unable or unwilling to complete production runs for us in the future, or experiences any significant delays in completing production runs or shipping our products, the manufacturing and sale of our products would be temporarily suspended. We have in the past experienced delivery problems based on capacity constraints for production test and material supply. If our product volume requirements increase, we may find it necessary to augment our manufacturing capacity by exploring new subcontract manufacturers. We may not be successful in finding qualified manufacturers that meet our needs. An interruption in supply of our products, or additional costs incurred to qualify and shift production to an alternative manufacturing facility, would significantly harm our business, results of operations and financial condition.

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

WE MAY LOSE SALES IF OUR SOLE SOURCE SUPPLIERS FAIL TO MEET OUR NEEDS.

     We currently purchase several key components from single sources. We depend on single sources for our VCSELs, our application specific integrated circuits, or ASICs, and our microprocessors. VCSELs are laser components that maintain a high quality signal and consume a low amount of power. ASICs are custom designed computer chips that perform specific functions very efficiently. In addition, we license from a third party software that is incorporated into our switches and hubs. If we cannot supply products due to a lack of components, or are unable to redesign products with other components in a timely manner, our business, results of operations and financial condition would be materially adversely affected.

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

OUR MANAGEMENT TEAM IS NEW AND MAY NOT BE ABLE TO WORK TOGETHER SUCCESSFULLY WHICH COULD HARM OUR BUSINESS.

     Our success depends to a significant degree upon the continued joint contributions of our key management, many of whom we only recently hired. In April 1999, we hired a new president and chief executive officer, James M. McCluney and in July 1999, we hired a vice president of worldwide sales, Ronald
G. von Trapp and a vice president of marketing, Arun K. Taneja. Other members of our management team also joined us only recently. Because of the limited time in which our management team has been working together, we cannot assure you that management will be able to work effectively as a team.

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

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES SIGNIFICANTLY, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

     Our revenue from international sales represented 20.7% of our total revenue for the fiscal year 1999 and 17.9% for fiscal 1998. Prior to 1998, we derived less than 5% of our total annual revenue from international sales. We plan to expand our international sales activities significantly, especially in Europe and Asia. Our international sales growth will be limited if we are unable to establish relationships with international distributors, establish foreign operations, effectively manage international sales channels, hire additional personnel and develop relationships with service organizations. We cannot be certain that we will be able to establish, generate and build market demand for our products internationally. Our international operations will be subject to a number of risks, including:

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

     - future sales of common stock.

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

     As of January 2, 2000, our executive officers and directors and their affiliates beneficially own, in the aggregate, approximately 29.4% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.

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

WE MAY NOT BE ABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS, LIMITING OUR ABILITY TO GROW.

     We believe that our existing cash balances, credit facilities and the cash flow we expect to generate from future operations, will be sufficient to meet our capital requirements at least through the next twelve months. However, we may need, or could elect, to seek additional funding prior to that time. If we need to raise additional funds, we may not be able to do so on favorable terms, or at all. Further, if we issue equity securities, existing stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated funding requirements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Substantially all of our cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. However, all of our cash equivalents and investment securities at January 2, 2000 mature within one year. As a result, we believe that the market risk arising from our holdings of these financial instruments is immaterial. In addition, all of our sales are made in U.S. dollars and, consequently, we believe our foreign currency exchange rate risk is immaterial. We do not have any derivative instruments and do not engage in hedging-transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements, together with related notes and the report of PricewaterhouseCoopers, LLP, independent accountants, are listed in Items 14(a) and included herein beginning on page F-1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors and nominees is incorporated by reference to the Company's 2000 Proxy Statement under the caption "Election of Directors", and for the executive officers of the Company, the information is included in Part I, Item 1, under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to the Company's 2000 Proxy Statement under the section titled "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the Company's 2000 Proxy Statement under the sections titled "Record Date and Voting Securities" and "Security Ownership."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the Company's 2000 Proxy Statement under the section titled "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1) Index to Financial Statements and Report of Independent Accountants.

     The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-1
Balance Sheet...............................................  F-2
Statement of Operations.....................................  F-3
Statement of Changes in Stockholders' (Deficit) Equity......  F-4
Statement of Cash Flows.....................................  F-5
Notes to Financial Statements...............................  F-6

     (2) Financial Statement Schedules.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of Vixel Corporation

     Our audits of the financial statements referred to in our report dated January 28, 2000 appearing in this Report on Form 10-K also included an audit of the financial statement schedules listed in item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP
Seattle, Washington
January 28, 2000

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

     For the Years Ended December 28, 1997, January 3, 1999 and January 2, 2000 (in thousands):

                                                      BALANCE AT   CHARGED TO                  BALANCE AT
                                                      BEGINNING    COSTS AND                     END OF
                    DESCRIPTION                       OF PERIOD     EXPENSES    (DEDUCTIONS)     PERIOD
                    -----------                       ----------   ----------   ------------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 28, 1997........................    $   --       $   36       $    --        $   36
Year ended January 3, 1999..........................        36          400          (205)          231
Year ended January 2, 2000..........................       231          171          (152)          250
ALLOWANCE FOR WARRANTIES
Year ended December 28, 1997........................       100          298          (104)          294
Year ended January 3, 1999..........................       294        4,333          (237)        4,390
Year ended January 2, 2000..........................     4,390        3,252        (4,693)        2,949
ALLOWANCE FOR INVENTORY OBSOLESCENCE
Year ended December 28, 1997........................        --          414            --           414
Year ended January 3, 1999..........................       414          214          (145)          483
Year ended January 2, 2000..........................       483          139           (57)          565

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the financial statements or notes thereto.

     (3) Exhibits.

    EXHIBIT
     NUMBER                             DESCRIPTION
    -------                             -----------
     3.1(1)     Amended and Restated Certificate of Incorporation of
                Registrant (Exhibit 3.2)
     3.2(1)     Bylaws of the Registrant (Exhibit 3.4)
     4.1(1)     Specimen Stock Certificate
     4.2(1)     Amended and Restated Investors' Rights Agreement dated
                February 17, 1998
     4.3(1)     First Amendment to Amended and Restated Investors' Rights
                Agreement dated February 17, 1998
    10.1(1)     Form of Indemnity Agreement to be entered into by the
                Registrant and each of its directors and executive officers
    10.2(1)     Amended and Restated 1995 Stock Option Plan and forms of
                agreements thereunder
    10.3(1)     Secured Promissory Note between Registrant and Western
                Digital Corporation dated March 29, 1996, as amended March
                30, 1999
    10.4(1)     Master Lease Agreement between Registrant and Transamerica
                Business Credit Corporation dated May 23, 1997
    10.5(1)     Master Lease Agreement between Registrant and Comdisco, Inc.
                dated January 18, 1996, together with addendum dated January
                18, 1996
    10.6(1)     Term Loan and Security Agreement with Greyrock Capital, a
                division of Nations Credit Corporation, with Registrant
                dated November 26, 1997, as amended October 2, 1998
    10.7(1)     Turnkey Manufacturing Agreement with K*TEC Electronics, a
                division of Kent Electronics Company, dated May 5, 1997
    10.8(1)     Employment Agreement between Registrant and Jay R. O'Donald dated February 17, 1998
    10.9(1)     Employment Agreement between Registrant and Stuart B. Berman dated February 17, 1998
    10.10(1)    Employment Agreement between Registrant and Gregory R.
                Olbright dated November 30, 1998

    EXHIBIT
     NUMBER                             DESCRIPTION
    -------                             -----------
    10.11(1)    Employment Agreement between Registrant and Stanley Reese
                dated December 29, 1998
    10.12(1)    Employment Agreement between Registrant and James McCluney dated April 26, 1999
    10.13(1)    Restricted Stock Purchase Agreement between Registrant and
                James M. McCluney dated April 26, 1999
    10.14(1)    Restricted Stock Purchase Agreement between Registrant and
                Gregory R. Olbright dated April 30, 1999
    10.15(1)    Restricted Stock Purchase Agreement between Registrant and
                Kurtis L. Adams dated May 20, 1999
    10.16(1)    Full Recourse Promissory Note between Registrant and Stuart
                B. Berman dated April 16, 1999
    10.17(1)    Form of Full Recourse Promissory Note between Registrant and its executive officers
    10.18(1)    Form of Full Recourse Promissory Note between Registrant and its directors
    10.19(1)    Lease Agreement between Registrant and Sun Life Assurance
                Company of Canada (U.S.) dated December 5, 1996, as amended
                January 22, 1997
    10.20(1)    Lease Agreement between Arcxel Technologies, Inc. and Aetna
                Life Insurance Company, dated November 1, 1997, assigned to
                Registrant August 24, 1998
    10.21(1)    Amendment to Term Loan and Security Agreement with Greyrock
                Capital, dated June 21, 1999
    10.22(1)    Vixel Corporation 1999 Employee Stock Purchase Plan and
                forms of agreements thereunder
    10.23(1)    Vixel Corporation 1999 Equity Incentive Plan and forms of
                agreements thereunder
    10.24(1)    Form of Stock Pledge Agreement between the Registrant and
                its directors
    10.25(1)    Warrant, dated November 25, 1998, issued to Greyrock Capital
                (Exhibit 4.9)
    10.26(1)    Warrant, dated December 18, 1998, issued to Comdisco, Inc.
                (Exhibit 4.10)
    10.27(1)    Warrant, dated March 30, 1999, issued to Western Digital
                Corp. (Exhibit 4.11)
    10.28(1)    Warrant, dated August 30, 1999, issued to Sun Microsystems,
                Inc. (Exhibit 4.12)
    23.1        Consent of PricewaterhouseCoopers LLP, Independent
                Accountants
    24.1        Power of Attorney. Reference is made to the signature page
    27.1        Financial Data Schedule

---------------

(1) Incorporated by reference to designated exhibits to the Company Registration Statement on Form S-1 (File No. 333-81347), declared effective on September 30, 1999.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed in the fourth quarter of 1999.

(c) See Exhibits listed under Item 14(a)(3).

(d) The financial statement schedules required by this item are listed under
Item 14(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, King County, State of Washington, on this 31st day of March, 2000.

                                          VIXEL CORPORATION

                                          By:     /s/ JAMES M. MCCLUNEY
                                            ------------------------------------
                                                     James M. McCluney
                                             Chief Executive Officer, President
                                                             and
                                             Chairman of the Board of Directors

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints James M. McCluney and Kurtis L. Adams, his true and lawful attorneys-in-fact each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities to sign any or all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ JAMES M. MCCLUNEY                     Chief Executive Officer,      March 31, 1999
-----------------------------------------------------   President and Chairman of the
                  James M. McCluney                     Board of Directors (Principal
                                                             Executive Officer)

                 /s/ KURTIS L. ADAMS                    Chief Financial Officer, Vice   March 31, 1999
-----------------------------------------------------  President of Finance, Secretary
                   Kurtis L. Adams                        and Treasurer (Principal
                                                          Financial and Accounting
                                                                  Officer)

                  /s/ KEVIN A. FONG                               Director              March 31, 1999
-----------------------------------------------------
                    Kevin A. Fong

               /s/ CHARLES A. HAGGERTY                            Director              March 31, 1999
-----------------------------------------------------
                 Charles A. Haggerty

                /s/ JUAN A. RODRIGUEZ                             Director              March 31, 1999
-----------------------------------------------------
                  Juan A. Rodriguez

                /s/ TIMOTHY M. SPICER                             Director              March 31, 1999
-----------------------------------------------------
                  Timothy M. Spicer

                /s/ WERNER F. WOLFEN                              Director              March 31, 1999
-----------------------------------------------------
                  Werner F. Wolfen

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Vixel Corporation

     In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' (deficit) equity and of cash flows present fairly, in all material respects, the financial position of Vixel Corporation at January 3, 1999 and January 2, 2000, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Seattle, Washington
January 28, 2000

                               VIXEL CORPORATION
                                 BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              JANUARY 3,    JANUARY 2,
                                                                 1999          2000
                                                              ----------    ----------
Current assets
  Cash and cash equivalents.................................   $  3,841      $ 16,706
     Investments............................................      2,490        44,650
     Accounts receivable, net of allowance for doubtful
      accounts of $231 and $250, respectively...............      4,781         5,344
     Inventory..............................................      1,546         3,321
     Prepaid expenses and other current assets..............      1,867         2,779
                                                               --------      --------
          Total current assets..............................     14,525        72,800
     Property and equipment, net............................      7,378         6,915
     Goodwill and intangibles, net..........................      5,579         3,838
     Other assets...........................................        683           528
                                                               --------      --------
          Total assets......................................   $ 28,165      $ 84,081
                                                               ========      ========
                   LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
                  PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
  Current liabilities
     Current portion of long-term debt and capital leases...   $  1,564      $  2,894
     Accounts payable.......................................      4,821         4,480
     Accrued liabilities....................................      7,855         6,606
                                                               --------      --------
          Total current liabilities.........................     14,240        13,980
  Long-term debt and capital leases.........................     12,856         3,406
  Other long-term liabilities...............................      1,000         1,000
                                                               --------      --------
          Total liabilities.................................     28,096        18,386
                                                               --------      --------
  Commitments and contingencies (Note 9)
  Mandatorily redeemable convertible preferred stock Series
     E; $.001 par value; 5,000,000 shares authorized;
     4,529,221 and no shares issued and outstanding,
     respectively; redemption and liquidation value of
     $20,382, plus unpaid dividends as of January 3, 1999...     19,993            --
                                                               --------      --------
  Stockholders' (deficit) equity
     Convertible preferred stock............................         14            --
     Common stock, $.0015 par value; 60,000,000 shares
      authorized; 2,898,379 and 23,213,588 shares issued and
      outstanding, respectively.............................          5            35
     Additional paid-in capital.............................     36,349       155,070
     Deferred compensation..................................         --        (5,525)
     Notes receivable from stockholders.....................         --        (5,246)
     Treasury stock, at cost; 66,666 shares.................        (50)          (50)
     Accumulated deficit....................................    (56,242)      (78,589)
                                                               --------      --------
          Total stockholders' (deficit) equity..............    (19,924)       65,695
                                                               --------      --------
          Total liabilities, mandatorily redeemable
            convertible preferred stock and stockholders'
            (deficit) equity................................   $ 28,165      $ 84,081
                                                               ========      ========

   The accompanying notes are an integral part of these financial statements.

                               VIXEL CORPORATION
                            STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   FISCAL YEAR ENDED
                                                        ----------------------------------------
                                                        DECEMBER 28,   JANUARY 3,    JANUARY 2,
                                                            1997          1999          2000
                                                        ------------   -----------   -----------
Revenue
  SAN systems.........................................    $  3,282     $    13,389   $    22,937
  Components and other................................      19,501          26,056        15,890
                                                          --------     -----------   -----------
          Total revenue...............................      22,783          39,445        38,827
Cost of revenue.......................................      19,047          36,199        28,211
                                                          --------     -----------   -----------
Gross profit..........................................       3,736           3,246        10,616
                                                          --------     -----------   -----------
Operating expenses
  Research and development............................       9,360          11,110        12,788
  Acquired in-process technology......................          --           5,118            --
  Selling, general and administrative.................       7,629          14,521        13,643
  Amortization and writedown of goodwill and
     intangibles......................................         222           2,057         1,362
  Amortization of deferred compensation...............          50              --         4,368
                                                          --------     -----------   -----------
          Total operating expenses....................      17,261          32,806        32,161
                                                          --------     -----------   -----------
Loss from operations..................................     (13,525)        (29,560)      (21,545)
Interest expense......................................        (920)         (1,256)       (2,039)
Interest income.......................................         620             414         1,267
Gain on sale of division..............................          --           9,061            --
Other income (loss), net..............................          66             108           (30)
                                                          --------     -----------   -----------
Net loss..............................................    $(13,759)    $   (21,233)  $   (22,347)
                                                          ========     ===========   ===========
Net loss applicable to common stockholders............    $(13,955)    $   (21,424)  $   (22,495)
                                                          ========     ===========   ===========
Basic and diluted net loss per share..................    $ (18.90)    $     (8.77)  $     (2.97)
                                                          ========     ===========   ===========
Weighted-average shares outstanding...................     738,318       2,443,769     7,572,389
                                                          ========     ===========   ===========
Pro forma net loss applicable to common stockholders
  (unaudited).........................................                               $   (22,347)
                                                                                     ===========
Pro forma basic and diluted net loss per share
  (unaudited).........................................                               $     (1.30)
                                                                                     ===========
Pro forma weighted-average shares outstanding
  (unaudited).........................................                                17,174,255
                                                                                     ===========

   The accompanying notes are an integral part of these financial statements.

                               VIXEL CORPORATION

             STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                 CONVERTIBLE
                                               PREFERRED STOCK        COMMON STOCK       ADDITIONAL   TREASURY STOCK    DEFERRED
                                             -------------------   -------------------    PAID-IN     ---------------   COMPEN-
                                               SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     SHARES   AMOUNT    SATION
                                             ----------   ------   ----------   ------   ----------   ------   ------   --------
Balance, December 29, 1996.................  12,706,474    $12        377,352    $ 1      $ 21,036    66,666    $(50)   $   (50)
Stock options exercised....................                           634,100      1           136
Stock options granted to third parties.....                                                     39
Amortization of deferred compensation......                                                                                  50
Accretion of mandatorily redeemable
 convertible preferred stock...............                                                   (196)
Net loss...................................
                                             ----------    ---     ----------    ---      --------    ------    ----    -------
Balance, December 28, 1997.................  12,706,474     12      1,011,452      2        21,015    66,666     (50)        --
Stock issued upon acquisition of Arcxel
 Technologies, Inc.........................   1,759,303      2      1,026,525      2        12,115
Stock options assumed upon acquisition of
 Arcxel Technologies, Inc..................                                                  2,566
Shares repurchased above fair value........                                                    251
Stock options exercised....................                           860,402      1           378
Stock options granted to third parties.....                                                    215
Accretion of mandatorily redeemable
 convertible preferred stock...............                                                   (191)
Net loss...................................
                                             ----------    ---     ----------    ---      --------    ------    ----    -------
Balance, January 3, 1999...................  14,465,777     14      2,898,379      5        36,349    66,666     (50)        --
Stock options exercised....................                           477,576      1           748
Stock options granted to third parties.....                                                    140
Preferred stock Series A warrants
 exercised.................................     830,412      1                                 649
Common stock warrants issued...............                                                    829
Common stock warrants exercised............                            48,269     --
Stock options exercised with notes.........                         1,627,423      2         5,246
Deferred compensation......................                                                  9,753                       (9,753)
Amortization of deferred compensation......                                                                               4,228
Accretion of mandatorily redeemable
 convertible preferred stock...............                                                   (148)
Issuance of common stock for cash, net of
 issue costs...............................                         4,945,000      7        81,358
Conversion of preferred stock Series A.....  (5,721,651)    (6)     3,814,434      6            --
Conversion of preferred stock Series B.....  (5,243,806)    (5)     3,495,871      5            --
Conversion of preferred stock Series C.....    (571,429)    (1)       380,953      1            --
Conversion of preferred stock Series D.....  (2,000,000)    (2)     1,333,333      2            --
Conversion of preferred stock Series F.....  (1,759,303)    (1)     1,172,869      1            --
Conversion of mandatorily redeemable
 preferred stock...........................                         3,019,481      5        20,146
Net loss...................................
                                             ----------    ---     ----------    ---      --------    ------    ----    -------
Balance, January 2, 2000...................          --    $--     23,213,588    $35      $155,070    66,666    $(50)   $(5,525)
                                             ==========    ===     ==========    ===      ========    ======    ====    =======

                                               NOTES                      TOTAL
                                             RECEIVABLE                  STOCK-
                                                FROM                    HOLDERS'
                                               STOCK-     ACCUMULATED   (DEFICIT)
                                              HOLDERS       DEFICIT      EQUITY
                                             ----------   -----------   ---------
Balance, December 29, 1996.................   $    --      $(21,250)    $   (301)
Stock options exercised....................                                  137
Stock options granted to third parties.....                                   39
Amortization of deferred compensation......                                   50
Accretion of mandatorily redeemable
 convertible preferred stock...............                                 (196)
Net loss...................................                 (13,759)     (13,759)
                                              -------      --------     --------
Balance, December 28, 1997.................        --       (35,009)     (14,030)
Stock issued upon acquisition of Arcxel
 Technologies, Inc.........................                               12,119
Stock options assumed upon acquisition of
 Arcxel Technologies, Inc..................                                2,566
Shares repurchased above fair value........                                  251
Stock options exercised....................                                  379
Stock options granted to third parties.....                                  215
Accretion of mandatorily redeemable
 convertible preferred stock...............                                 (191)
Net loss...................................                 (21,233)     (21,233)
                                              -------      --------     --------
Balance, January 3, 1999...................        --       (56,242)     (19,924)
Stock options exercised....................                                  749
Stock options granted to third parties.....                                  140
Preferred stock Series A warrants
 exercised.................................                                  650
Common stock warrants issued...............                                  829
Common stock warrants exercised............                                   --
Stock options exercised with notes.........    (5,246)                         2
Deferred compensation......................                                   --
Amortization of deferred compensation......                                4,228
Accretion of mandatorily redeemable
 convertible preferred stock...............                                 (148)
Issuance of common stock for cash, net of
 issue costs...............................                               81,365
Conversion of preferred stock Series A.....                                   --
Conversion of preferred stock Series B.....                                   --
Conversion of preferred stock Series C.....                                   --
Conversion of preferred stock Series D.....                                   --
Conversion of preferred stock Series F.....                                   --
Conversion of mandatorily redeemable
 preferred stock...........................                               20,151
Net loss...................................                 (22,347)     (22,347)
                                              -------      --------     --------
Balance, January 2, 2000...................   $(5,246)     $(78,589)    $ 65,695
                                              =======      ========     ========

   The accompanying notes are an integral part of these financial statements.

                               VIXEL CORPORATION

                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        FISCAL YEAR ENDED
                                                              --------------------------------------
                                                              DECEMBER 28,   JANUARY 3,   JANUARY 2,
                                                                  1997          1999         2000
                                                              ------------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................    $(13,759)     $(21,233)    $(22,347)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation...........................................       1,962         2,334        2,473
     Acquired in-process technology.........................          --         5,118           --
     Amortization of goodwill and intangibles...............         449         3,061        1,741
     Writedown of impaired assets...........................          --         1,564           --
     Amortization of debt discount..........................          77           192          172
     Stock-based compensation...............................          89           303        4,369
     Loss (gain) on disposal of property and equipment......        (264)           --           42
     Gain on sale of division...............................          --        (9,061)          --
     Changes in:
       Accounts receivable, net.............................      (3,069)         (857)        (563)
       Inventory............................................        (470)         (667)      (1,775)
       Prepaid expenses and other assets....................        (752)          (82)        (748)
       Accounts payable and accrued liabilities.............       2,156        10,100         (762)
                                                                --------      --------     --------
          Net cash used in operating activities.............     (13,581)       (9,228)     (17,398)
                                                                --------      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of short term investments........................          --        (2,490)     (44,650)
  Maturities of short term investments......................          --            --        2,490
  Purchase of property and equipment........................      (1,022)       (1,663)        (582)
  Proceeds from disposal of property and equipment..........          92            --           --
  Cash paid for acquisition of Arcxel Technologies, Inc.....          --           (16)          --
  Proceeds from sale of division............................          --         6,865           --
                                                                --------      --------     --------
          Net cash (used in) provided by investing
            activities......................................        (930)        2,696      (42,742)
                                                                --------      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term note payable..........          --         7,500          712
  Principal payments on long-term debt and capital leases...      (1,743)       (1,308)     (10,489)
  Amortization of debt issuance costs.......................          10            27           16
  Proceeds from exercise of stock options...................         137           378          751
  Proceeds from exercise of preferred stock warrants........          --            --          650
  Proceeds from issuance of common stock, net...............          --            --       81,365
                                                                --------      --------     --------
          Net cash (used in) provided by financing
            activities......................................      (1,596)        6,597       73,005
                                                                --------      --------     --------
Net (decrease) increase in cash and cash equivalents........     (16,107)           65       12,865
Cash and cash equivalents, beginning of period..............      19,883         3,776        3,841
                                                                --------      --------     --------
Cash and cash equivalents, end of period....................    $  3,776      $  3,841     $ 16,706
                                                                ========      ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest....................................    $    397      $    922     $  2,039
                                                                ========      ========     ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
  Equipment purchased under capital leases..................    $  3,513      $  3,187     $  1,470
                                                                ========      ========     ========
  Issuance of detachable stock warrants.....................    $     89      $    279     $    838
                                                                ========      ========     ========
  Issuance of common stock for notes receivable.............    $     --      $     --     $  5,246
                                                                --------      --------     --------
  Accretion of mandatorily redeemable preferred stock.......    $    196      $    191     $    148
                                                                ========      ========     ========
  Acquisition (Note 2)
  Sale of division (Note 3)

   The accompanying notes are an integral part of these financial statements.

                               VIXEL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Vixel Corporation (the "Company") is a leading provider of comprehensive interconnect solutions for use in storage area networks, or SANs. The Company's products include SAN management software, fabric switches, arbitrated loop hubs and transceivers. The Company currently sells its products primarily to manufacturers as well as resellers worldwide.

FISCAL YEAR

     The Company has a 52 or 53-week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 28, 1997, January 3, 1999 and January 2, 2000 were 52, 53 and 52 weeks respectively.

REVENUE RECOGNITION

     Revenue is generally recognized at the time of product shipment, unless there are future obligations for installation, or product demonstration units are shipped. Revenue from products shipped with future installation obligations is recognized when the future obligation is met by the Company. Revenue is not recognized on demonstration units unless the customer ultimately purchases the unit, and the related revenue is recognized at that time. A portion of products sold to distributors is subject to stock rotation rights, and this portion of revenue is deferred until the stock rotation period has passed. An allowance is provided for estimated future warranty costs and sales returns. In addition to a product warranty, the Company offers post-sale telephone customer support and consulting and installation services. Consulting and most installation services are billed to customers separately, and revenue for these services is recognized when the service is provided. Telephone support is included in the sales price of the Company's products and is not sold separately. The cost of providing this telephone support is not material.

     During the fiscal year ended December 28, 1997, revenue from government funded research and development arrangements was recognized and recorded as an offset to the related research and development expenses at the time specified milestones were met. The Company did not perform any government funded research and development during fiscal 1998 or 1999. The Company performed government funded research and development of $993,000 during fiscal year 1997.

CONCENTRATION OF MANUFACTURING AND CREDIT RISK AND SALES TO MAJOR CUSTOMERS

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, cash equivalents and investments. The Company performs ongoing credit evaluations of its commercial customers' financial condition and requires no collateral from these customers. The Company maintains an allowance for doubtful accounts receivable based upon its historical experience and the expected collectibility of all accounts receivable. Credit losses to date have been within the Company's estimates. The Company has a cash investment policy which generally restricts investments to ensure preservation of principal and maintenance of liquidity.

     The Company sells its products primarily to a limited number of original equipment manufacturers. Compaq Computer and Sun Microsystems represented 30% and 25% of revenue, respectively, for fiscal 1999. In fiscal 1998, Sun Microsystems and Hewlett-Packard represented 54% and 12% of revenue, respectively. In fiscal 1997, Sun Microsystems, Compaq, Hewlett-Packard and Nissho represented 50%, 13%, 13%, and 10%, respectively.

     The Company's inventory is produced by one contract manufacturer. The Company believes that alternative manufacturing sources could be obtained and qualified to supply its products.

                               VIXEL CORPORATION

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, accrued liabilities, long-term debt and capital leases. Except for long-term debt and capital leases, the carrying amounts of financial instruments approximate fair value due to their short maturities. The fair value of long-term debt and capital leases at January 3, 1999 and January 2, 2000 is not materially different from the carrying amount, based on interest rates available to the Company for similar types of arrangements.

CASH AND CASH EQUIVALENTS

     Highly liquid investments purchased with original or remaining maturities of three months or less at the date of purchase are considered to be cash equivalents.

INVESTMENTS

     Investments consist of highly rated commercial paper and corporate bonds which have original maturities between three and six months. These investments are classified as available-for-sale and are recorded at market value, which approximates cost. There were no material unrealized gains or losses at January 3, 1999 or January 2, 2000.

INVENTORY

     Inventory is stated at the lower of cost or market, cost being determined by the first-in, first-out cost flow assumption.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

Test equipment..............................................  1 - 3 years
Furniture and office equipment..............................      5 years
Computer equipment and software.............................      3 years

     The cost of equipment held under capital lease is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Leasehold improvements are amortized over the shorter of their useful lives or the term of the related lease. Maintenance and repairs, which neither materially add to the value of the asset nor prolong its life, are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in other expense and income.

COMPREHENSIVE INCOME

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective January 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. SFAS No. 130 had no impact on the Company and, accordingly, a separate statement of comprehensive income has not been presented.

                               VIXEL CORPORATION

SEGMENT INFORMATION

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management approach." The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have any separately reportable business or geographic segments.

GOODWILL AND INTANGIBLES

     Intangibles include goodwill, which represents costs in excess of net assets of businesses acquired, acquired technology and other intangible assets. Goodwill and intangibles are being amortized over periods ranging from three to five years, using the straight-line method. Amortization of developed technology is recorded as cost of sales. All other amortization is recorded as amortization of goodwill and intangibles in the statement of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company continually reviews the carrying value of long-lived assets including but not limited to, property and equipment and goodwill and intangibles to determine whether impairment has occurred. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized for the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

     In December 1998, the Company identified an impairment in the value of developed technology acquired in the purchase of Arcxel Technologies, Inc. The impairment arose as a result of the development of a next-generation switch product which had better functionality and a lower cost than Arcxel's existing switch product at the time of the acquisition. At the time of the Arcxel acquisition, the Company believed that both the existing switch product and the next-generation product, which was under development, could co-exist, each serving customer needs. However, the functionality and cost-effectiveness of the next-generation switch exceeded the Company's original expectations, which led to a much shorter product life than originally anticipated for the existing switch product when the value of developed technology was determined. Accordingly, the carrying values of both the developed technology and the portion of goodwill allocated to the developed technology have been written down to their fair value in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Impairment losses of $1,564,000 and $691,000 have been recorded in cost of sales and amortization expense, respectively, in the statement of operations during the year ended January 3, 1999. There were no impairment losses recorded in fiscal 1999.

INCOME TAXES

     The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recorded.

                               VIXEL CORPORATION

WARRANTY

     The Company offers product warranties of one to five years. Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. These estimates are based on historical warranty experience and other relevant information of which the Company is aware. During the years ended December 28, 1997, January 3, 1999 and January 2, 2000, warranty expense was $298,000, $4,333,000 and $3,252,000, respectively.

RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred.

NET LOSS PER SHARE

     Basic net loss per share represents net loss available to common stockholders divided by the weighted-average number of common shares outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net loss per share represents net loss available to common stockholders divided by the weighted-average number of common shares outstanding including the potentially dilutive impact of common stock options and warrants, convertible preferred stock and shares of restricted stock subject to repurchase. Common stock options and warrants are converted using the treasury stock method. Convertible preferred stock is converted using the as if-converted method. Basic and diluted net losses per share are equal for the periods presented because the impact of common stock equivalents is anti-dilutive. Potentially dilutive securities totaling 9,307,007, 8,748,029, and 4,947,658 shares for the years ended December 28, 1997, January 3, 1999 and January 2, 2000, respectively, were excluded from diluted net loss per share due to their anti-dilutive effect.

     Pro forma net loss per share is computed using the weighted-average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's convertible preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred on the date the shares were originally issued.

                               VIXEL CORPORATION

     The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated (in thousands, except share amounts):

                                                             FISCAL YEAR ENDED
                                                  ----------------------------------------
                                                  DECEMBER 28,   JANUARY 3,    JANUARY 2,
                                                      1997          1999          2000
                                                  ------------   -----------   -----------
Numerator:
  Net loss......................................    $(13,759)    $   (21,233)  $   (22,347)
  Accretion of mandatorily redeemable
     convertible preferred stock................        (196)           (191)         (148)
                                                    --------     -----------   -----------
          Net loss applicable to common
            stockholders........................    $(13,955)    $   (21,424)      (22,495)
                                                    ========     ===========
  Effect of pro forma conversion of securities:
  Accretion of mandatorily redeemable
     convertible preferred stock................                                       148
                                                                               -----------
  Pro forma net loss applicable to common
     stockholders (unaudited)...................                               $   (22,347)
                                                                               ===========
Denominator:
  Weighted-average shares outstanding...........     738,318       2,443,769     7,572,389
                                                    ========     ===========
Dilutive effect of pro forma securities:
  Preferred stock -- Series A...................                                 2,472,494
  Preferred stock -- Series B...................                                 2,650,715
  Preferred stock -- Series C...................                                   288,854
  Preferred stock -- Series D...................                                 1,010,989
  Preferred stock -- Series E...................                                 2,289,496
  Preferred stock -- Series F...................                                   889,318
                                                                               -----------
Pro forma weighted average shares outstanding
  (unaudited)...................................                                17,174,255
                                                                               ===========

STOCK OPTIONS

     The Company's stock option plans are subject to the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). Under the provisions of this statement, employee stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), or the fair value method described in FAS 123. Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net income. The Company has elected to continue accounting for its employee and director stock-based awards under the provisions of APB 25. The Company has implemented FAS 123 for stock-based awards to other than employees and directors.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Amounts in the financial statements, which are particularly susceptible to changes in estimates, include the recoverability of goodwill and intangibles and the allowances for doubtful accounts receivable and product warranty costs.

                               VIXEL CORPORATION

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, which will be effective for the Company for fiscal years and quarters beginning after June 15, 2000, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management believes that the impact of SFAS No. 133 will have no material impact on the Company's financial position, results of operations and cash flows.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 will have no material effect on the financial position or results of operations of the Company.

RECLASSIFICATION

     Certain items in the December 28, 1997 and January 3, 1999 financial statements have been reclassified to conform to the January 2, 2000 presentation.

 2. ACQUISITION

     On February 17, 1998, the Company acquired Arcxel Technologies, Inc. (Arcxel), a manufacturer of fibre channel switches. The Company acquired all outstanding shares of Arcxel's common stock and Series A preferred stock in exchange for 1,026,525 shares of the Company's common stock and 1,759,303 shares of the Company's Series F preferred stock. The acquisition was accounted for using the purchase method of accounting.

     A summary of the purchase price paid follows (in thousands):

Consideration:
  Value of common stock.....................................  $ 5,081
  Value of preferred stock..................................    7,037
  Fair value of assumed stock options.......................    2,566
  Acquisition costs.........................................      157
                                                              -------
                                                              $14,841
                                                              =======

     The value of the Series F preferred stock issued to the sellers of Arcxel was determined through arms-length negotiations with the sellers. The value of the common stock issued to the sellers was determined using the "income approach" discounted cash flow model. The assumptions used in the model included five year income and cash flow projections, a discount rate of 35% and a terminal value multiple of five times projected earnings before interest and taxes in the fifth year of the projections. The value derived from the discounted cash flow model was reduced by a 39% private company adjustment to reflect differences in size, liquidity, predictability of earnings, access to capital and other characteristics of the Company compared to a public company. The common stock was valued as the residual of the total value of the Company less the value of all classes of preferred stock outstanding.

     The fair value of the Arcxel stock options assumed by the Company was determined using the Black-Scholes model with the following weighted average assumptions: exercise price of $0.45 per share, fair

                               VIXEL CORPORATION
value of common stock of $4.95 per share, expected life of 3.48 years, risk-free interest rate of 5.55%, and no volatility or dividend yield factors.

     A summary of assets acquired and liabilities assumed at the date of the acquisition, as determined in accordance with APB 16, is presented below (in thousands):

Cash........................................................  $   141
Accounts receivable.........................................       53
Inventory...................................................      216
Prepaid expenses and other current assets...................       63
Property and equipment......................................      404
Acquired in-process technology..............................    5,118
Goodwill and intangibles....................................    9,198
Other assets................................................      161
Accounts payable............................................     (170)
Accrued liabilities.........................................      (87)
Capital leases..............................................     (256)
                                                              -------
                                                              $14,841
                                                              =======

     The acquired in-process technology had not yet reached technological feasibility and had no alternative future use. The acquired in-process technology was recorded as expense at the time of the acquisition. The valuation of the acquired in-process technology was based upon estimates by the Company and a valuation by a third-party appraiser. The valuation of the in-process technology related to this acquisition was determined by estimating the future net cash flows resulting from products anticipated to result from this acquisition and discounting the net cash flows to the date of acquisition using a discount rate of 35%. The discount rate used to value the acquired in-process technology is based on the inherent risk surrounding the development of the acquired technology. Given that the valuation of the acquired in-process technology was an estimate, actual results may change. If the estimate of the in-process technology were to decrease, the value assigned to goodwill and intangibles would increase. Included in intangibles are developed technology (products), core technology, and other intangible assets.

     The results of operations of Arcxel are included in the financial statements from the date of acquisition. Unaudited pro forma results as if Arcxel had been included in the financial results since the beginning of the year prior to the acquisition are as follows (in thousands, except per share amounts):

                                                       DECEMBER 28,    JANUARY 3,
                                                           1997           1999
                                                       ------------    ----------
Revenue..............................................    $ 22,783       $ 39,497
Net loss.............................................     (17,836)       (21,875)
Basic and diluted net loss per share.................      (24.42)         (9.03)

     The unaudited pro forma results are not necessarily indicative of the results of operations that would have been reported had the acquisition occurred prior to the beginning of the periods presented. In addition, they are not intended to be indicative of future results.

 3. SALE OF DIVISION

     On February 13, 1998, the Company sold substantially all of the laser diode fabrication facility and gigabit Ethernet transceiver product line of its Colorado division for cash proceeds of $7,250,000 and the assumption of net liabilities of the Colorado division. The Company recorded a gain of approximately $9,061,000 related to the sale. In connection with the sale, certain employees of the division elected to receive accelerated vesting of their stock options. The Company recorded an expense of $163,000 related

                               VIXEL CORPORATION
to this accelerated vesting. The Company also recorded cash expenses of $385,000 in connection with this sale. Revenue and net loss of the Colorado division were $133,000 and $7,530,000, respectively, for the fiscal year ended December 28, 1997. For the period from December 29, 1997 through February 13, 1998, revenue and net loss of the division were $120,000 and $1,047,000, respectively. These amounts are included in the Company's statement of operations.

 4. INVENTORY

     Inventory consists of the following (in thousands):

                                                         JANUARY 3,    JANUARY 2,
                                                            1999          2000
                                                         ----------    ----------
Raw materials..........................................    $  606        $1,258
Finished goods.........................................     1,423         2,628
Less: Writedown to expected realizable value...........      (483)         (565)
                                                           ------        ------
                                                           $1,546        $3,321
                                                           ======        ======

 5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                         JANUARY 3,    JANUARY 2,
                                                            1999          2000
                                                         ----------    ----------
Test equipment.........................................   $ 5,034       $ 5,814
Furniture and office and computer equipment............     3,414         3,956
Software...............................................     1,763         1,979
Leasehold improvements.................................       233           252
                                                          -------       -------
                                                           10,444        12,001
Less: accumulated depreciation and amortization........    (3,066)       (5,086)
                                                          -------       -------
                                                          $ 7,378       $ 6,915
                                                          =======       =======

     Assets underlying capital leases included above are $7,408,000 and $9,025,000 at January 3, 1999 and January 2, 2000, respectively, and accumulated depreciation and amortization thereon aggregates $2,038,000 and $3,499,000 at January 3, 1999 and January 2, 2000, respectively.

 6. GOODWILL AND INTANGIBLES

     Goodwill and intangibles consist of the following (in thousands):

                                                         JANUARY 3,    JANUARY 2,
                                                            1999          2000
                                                         ----------    ----------
Goodwill...............................................   $ 4,917       $ 4,917
Developed technology...................................     3,344         3,344
Core technology........................................     2,183         2,183
Covenants not to compete...............................       166           166
Workforce..............................................       381           381
                                                          -------       -------
                                                           10,991        10,991
Less: accumulated amortization.........................    (3,156)       (4,897)
      impairment write-down............................    (2,256)       (2,256)
                                                          -------       -------
                                                          $ 5,579       $ 3,838
                                                          =======       =======

                               VIXEL CORPORATION

7. ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                              JANUARY 3,    JANUARY 2,
                                                                 1999          2000
                                                              ----------    ----------
Accrued warranty costs......................................    $4,390        $2,949
Accrued payroll and related benefits........................     1,152         2,002
Accrued business taxes......................................       301           726
Accrued interest............................................       334            --
Accrued professional fees...................................       272           160
Accrued legal costs.........................................       600            --
Other.......................................................       806           769
                                                                ------        ------
                                                                $7,855        $6,606
                                                                ======        ======

 8. LINE OF CREDIT, CAPITAL LEASES AND LONG TERM DEBT

     In October 1998, the Company renewed its $5,000,000 line of credit facility with a bank, which matured on September 30, 1999 and bore interest at LIBOR (5.108% at January 3, 1999) plus 4.75%. The outstanding principal balance could not exceed 80% of the Company's eligible accounts receivable. At January 3, 1999, no borrowings were outstanding under this facility. On June 22, 1999, the Company increased its line of credit facility to $7,500,000 and extended its maturity to September 30, 2000. Subsequently, in October 1999, the line of credit was cancelled.

     Concurrent with the renewal of the line of credit facility, the Company entered into a $7,500,000 note payable to the same bank due September 30, 1999. The note bore interest at LIBOR (5.108% at January 3, 1999) plus 4.75% and was collateralized by inventory, equipment, receivables, intangibles and deposit accounts of the Company. On June 22, 1999 the Company extended the note payable to September 30, 2000. In November 1999, the note payable was paid in full.

     Additionally, in October 1999, the Company repaid in full its outstanding note payable, including accrued interest, to Western Digital Corporation.

     Long-term debt and capital leases consist of the following (in thousands):

                                                              JANUARY 3,    JANUARY 2,
                                                                 1999          2000
                                                              ----------    ----------
Note payable, interest rate of 8.69%, due the earlier of
  March 31, 2000 or the occurrence of certain corporate
  events; collateralized by certain assets..................   $ 1,649       $    --
Note payable, interest rate of 9.86%, due September 30,
  2000; net of unamortized discount of $172.................     7,328            --
Note payable, interest rate of 6.15%, due in equal monthly
  installments through February 2001........................        --           712
Capital lease obligations, net of unamortized discount of
  $34 and $18, respectively.................................     5,443         5,588
                                                               -------       -------
                                                                14,420         6,300
Less: Current portion.......................................    (1,564)       (2,894)
                                                               -------       -------
                                                               $12,856       $ 3,406
                                                               =======       =======

                               VIXEL CORPORATION

     Maturities of long-term debt and capital leases at January 2, 2000 are as follows (in thousands):

                                                                                 TOTAL
                                                                               LONG-TERM
                                                     CAPITAL    LONG-TERM       DEBT AND
                    FISCAL YEAR                      LEASES       DEBT       CAPITAL LEASES
                    -----------                      -------    ---------    --------------
2000...............................................  $ 2,824      $ 657         $ 3,481
2001...............................................    2,403         55           2,458
2002...............................................    1,178         --           1,178
                                                     -------      -----         -------
          Total minimum payments...................    6,405        712           7,117
Less: Portion representing interest................     (799)        --            (799)
Less: Unamortized discount.........................      (18)        --             (18)
                                                     -------      -----         -------
Present value of long-term debt obligations........    5,588        712           6,300
Less: Current portion..............................   (2,237)      (657)         (2,894)
                                                     -------      -----         -------
Long-term debt, net of current portion.............  $ 3,351      $  55         $ 3,406
                                                     =======      =====         =======

 9. COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     The Company has commitments under long-term operating leases, principally for building space and office equipment. These leases require payment of property taxes and include escalation clauses and options to extend the lease terms for three to five years. The related rent expense has been recognized on a straight-line basis.

     The following table summarizes the future minimum lease payments under all noncancelable operating lease obligations at January 2, 2000 (in thousands):

                        FISCAL YEAR
                        -----------
2000........................................................  $  713
2001........................................................     658
2002........................................................     220
                                                              ------
                                                              $1,591
                                                              ======

     Total rent expense was approximately $897,000, $1,235,000 and $1,191,000 during the years ended December 28, 1997, January 3, 1999 and January 2, 2000, respectively.

     LEGAL PROCEEDINGS

     During the year ended December 28, 1997, the Company was named as the defendant in two patent infringement actions and was conducting the defense of another patent infringement action brought against one of its contract manufacturers, for which the Company was an indemnitor. Two of the patent infringement actions, including the action brought against the contract manufacturer, were dismissed without prejudice during the year ended January 3, 1999. During the year ended January 3, 1999, the Company was named as defendant in another patent infringement action filed by the plaintiff in the remaining action.

     In May 1999, the Company entered into a settlement agreement with the plaintiff in these remaining patent infringement actions. Under the settlement agreement, the Company is obligated to make certain future payments, which were provided for in the year ended January 3, 1999.

                               VIXEL CORPORATION

10. RELATED PARTY TRANSACTIONS

     During the year ended January 3, 1999, the Company issued to its then president a stock subscription note receivable of $3,497,000 or $5.00 per share for a total of 700,000 vested and unvested common shares under the Company's stock option plan. In October 1998, the Company canceled the portion of the note receivable related to 569,441 unvested shares. Upon cancellation of the portion of the note for the 130,558 vested shares, the Company recognized compensation expense of $251,000 for the excess of the initial stock subscription price over the fair value of the common stock.

     In April and May of 1999, the Company entered into separate note receivable arrangements with certain officers and directors in connection with the exercise of stock options. These notes total $5,246,000, bear interest at 5.75% per annum and are due upon the earlier of four years from issuance or six months after the termination of employment or service. The notes are collateralized by the shares of stock acquired upon exercise of the stock options.

11. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     The Company's Series E convertible preferred stock included a provision whereby, beginning in October 2001, holders of a majority of such stock had the right to require the Company to repurchase the shares at a redemption price of $4.50 per share plus any declared and unpaid dividends. This stock automatically converted to 3,019,481 shares of common stock upon closing of the Company's initial public offering on October 6, 1999. Prior to conversion, the redemption value of the mandatorily redeemable stock was being accreted over the period from issuance to the applicable earliest redemption date using the effective interest method.

12. STOCKHOLDERS' EQUITY

     STOCK SPLIT

     On August 12, 1999, the Company's Board of Directors declared a two-for-three reverse stock split of the Company's common stock which was effective on August 27, 1999. All common share and per share amounts have been restated to reflect this stock split.

     INITIAL PUBLIC OFFERING

     The Company's Registration Statement on Form S-1 for its initial public offering of 4,300,000 shares of common stock was declared effective by the Securities and Exchange Commission on September 30, 1999. This transaction with the underwriters closed on October 6, 1999 and the Company realized net proceeds of $71,982,000. Subsequently, on October 12, 1999, the underwriters exercised their over-allotment option for 645,000 shares of common stock and the Company realized net proceeds of $10,797,000.

                               VIXEL CORPORATION

     CONVERTIBLE PREFERRED STOCK

     All convertible preferred stock outstanding automatically converted to 10,197,460 shares of common stock upon closing of the Company's initial public offering on October 6, 1999. As of January 2, 2000, the Company has authorized 5,000,000 shares of preferred stock and has no preferred stock outstanding.

     As of January 3, 1999 convertible preferred stock consisted of the following (in thousands, except share amounts):

                                                              JANUARY 3,
                                                                 1999
                                                              ----------
Series A, $.001 par value, $1.25 liquidation value;
  5,785,573 shares authorized, 4,891,239 shares issued and
  outstanding...............................................     $ 4
Series B, $.001 par value, $1.75 liquidation value;
  5,243,806 shares authorized, 5,243,806 shares issued and
  outstanding...............................................       5
Series C, $.001 par value, $1.75 liquidation value; 747,143
  shares authorized, 571,429 and issued and outstanding.....       1
Series D, $.001 par value, $4.00 liquidation value;
  2,000,000 shares authorized, 2,000,000 shares issued and
  outstanding...............................................       2
Series F, $.001 par value, $4.00 liquidation value;
  1,760,000 shares authorized, 1,759,303 shares issued and
  outstanding...............................................       2
                                                                 ---
                                                                 $14
                                                                 ===

13. STOCK OPTION AND STOCK PURCHASE PLANS

     In February 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") which provides for the grant of incentive and nonqualified stock options to directors, employees and consultants to purchase common stock of the Company. Shares originally reserved under the plan totaled 5,133,332 and were increased to 6,133,334 in April 1999.

     In August 1999, the stockholders approved the 1999 Equity Incentive Plan (the "1999 Plan") which provides for the grant of incentive and nonqualified stock options to directors, employees and consultants of the Company. Under the 1999 Plan, 1,700,000 shares of common stock are reserved for issuance, with annual increases each January 1, beginning with January 1, 2001, equal to the lesser of (i) 4% of the total number of shares of common stock outstanding at the time or (ii) 1,700,000 shares of common stock.

     Under both plans, incentive stock options are granted at an exercise price not less than the fair market value of the common stock on the date of grant. Incentive stock options and nonqualified stock options for employees generally vest over four years. Such options expire ten years after the date of grant. Nonqualified stock options for nonemployees generally vest immediately and expire five years after the date of grant.

     As of January 2, 2000, 174,990 and 753,882 options were available for grant under the 1995 Plan and 1999 Plan, respectively, net of grants, exercises and cancellations.

     In August 1999, the stockholders approved an Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, 300,000 shares of common stock are reserved for issuance to eligible employees at a price equal to 85% of the fair market value of the common stock on the offering or purchase date as defined in the ESPP. Beginning with January 1, 2001, and continuing annually through and including January 1, 2009, the number of reserved shares will be increased by the lesser of (i) one percent of the total number of shares of common stock outstanding at the time or (ii) 300,000 shares.

     Upon a decline in the fair value of the Company's common stock, the Board of Directors authorized on December 14, 1998 the exchange of all outstanding options under the stock option plan with an

                               VIXEL CORPORATION
exercise price of $3.38 per share or higher for new stock options. As a result, optionees were given the opportunity to receive repriced options at $3.08 per share. The repriced options had a new vesting schedule, under which electing optionees received credit toward the vesting of their option equal to one-half of the time elapsed under their old option. Options for 568,137 shares of common stock were repriced and exchanged for new options issued in December 1998.

     The following table summarizes stock option activity for the three fiscal years in the period ended January 2, 2000:

                                                                  WEIGHTED-    WEIGHTED-
                                                                   AVERAGE      AVERAGE
                                                                  EXERCISE       FAIR
                                                      SHARES        PRICE        VALUE
                                                    ----------    ---------    ---------
Outstanding at December 29, 1996..................   2,548,067     $ 0.30
  Granted.........................................   1,358,950     $ 1.98        $0.57
  Exercised.......................................    (634,100)    $ 0.26
  Canceled........................................    (712,564)    $ 0.35
                                                    ----------
Outstanding at December 28, 1997..................   2,560,353     $ 1.20
  Granted.........................................   3,426,073     $ 3.79        $1.25
  Exercised.......................................    (860,402)    $ 2.49
  Canceled........................................  (2,261,969)    $ 3.66
                                                    ----------
Outstanding at January 3, 1999....................   2,864,055     $ 2.27
  Granted
     Exercise price equal to the fair value of the
       stock at the date of grant.................      16,700     $34.50        $1.95
     Exercise price less than the fair value of
       the stock at the date of grant.............   2,304,158     $ 5.04        $3.41
     Exercise price more than the fair value of
       the stock at the date of grant.............     606,242     $10.99        $0.67
  Exercised.......................................  (2,097,227)    $ 2.85
  Canceled........................................    (766,221)    $ 2.87
                                                    ----------
Outstanding at January 2, 2000....................   2,927,707     $ 5.84
                                                    ==========
Options exercisable at:
  December 28, 1997...............................     516,301     $ 0.36
  January 3, 1999.................................     645,947     $ 1.61
  January 2, 2000.................................     682,338     $ 2.05

     Options granted in the years ended December 28, 1997 and January 3, 1999 were granted with strike prices equal to the fair market value of the stock.

                               VIXEL CORPORATION

     The following summarizes information about stock options outstanding and exercisable at January 2, 2000:

                     OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
  ---------------------------------------------------------   ---------------------
                                     WEIGHTED-AVERAGE
                                ---------------------------               WEIGHTED-
                                   REMAINING                               AVERAGE
     RANGE OF       NUMBER OF   CONTRACTUAL LIFE   EXERCISE   NUMBER OF   EXERCISE
  EXERCISE PRICES    SHARES        (IN YEARS)       PRICE      SHARES       PRICE
  ---------------   ---------   ----------------   --------   ---------   ---------
  $ 0.11 - $ 0.30     277,314         7.32          $ 0.17     203,290     $ 0.19
  $ 0.45 - $ 0.98     333,307         7.66          $ 0.84     199,701     $ 0.84
  $ 3.08 - $ 4.35     914,157         8.79          $ 3.22     196,884     $ 3.42
  $ 4.59 - $ 9.00     596,811         9.40          $ 8.10      77,629     $ 6.05
  $ 9.75 - $21.00     792,118         9.70          $10.71       4,834     $11.00
  $33.88 - $38.50      14,000         9.86          $37.11          --     $   --
                    ---------                                  -------
  $ 0.11 - $38.50   2,927,707         8.90          $ 5.84     682,338     $ 2.05
                    =========                                  =======

     The Company applies the accounting provisions prescribed in APB 25 and related interpretations. In certain instances, the Company has issued stock options with an exercise price less than the deemed fair value of the Company's common stock at the date of grant. Accordingly, total compensation costs related to these stock options of approximately $9,753,000 was deferred during fiscal 1999, and is being amortized over the vesting period of the options, generally four years. Amortization of deferred compensation costs of $4,228,000 was recorded in the fiscal year ended January 2, 2000. Additionally, during the fiscal years ended December 28, 1997, January 3, 1999 and January 2, 2000, the Company recorded $39,000, $52,000 and $140,000, respectively of compensation expense related to the issuance of stock options for services provided by consultants. The value of these stock options was recorded using the Black-Scholes valuation model.

     Had the Company determined compensation expense based on the fair value of the option at the grant date for all stock options issued to employees, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                       DECEMBER 28,   JANUARY 3,   JANUARY 2,
                                                           1997          1999         2000
                                                       ------------   ----------   ----------
Net loss
  As reported........................................    $(13,759)     $(21,233)    $(22,347)
  Pro forma..........................................    $(13,837)     $(21,487)    $(23,523)

Basic and diluted net loss per share
  As reported........................................    $ (18.90)     $  (8.77)    $  (2.97)
  Pro forma..........................................    $ (19.01)     $  (8.87)    $  (3.11)

     The pro forma information has been determined as if the Company had accounted for its stock options under the minimum value method for all periods prior to the Company becoming a public entity

                               VIXEL CORPORATION
and fair value method for all periods subsequent to the Company becoming a public entity. The fair value of each option is estimated at the date of grant using the following weighted-average assumptions:

                                                                          PERIOD FROM
                                                                -------------------------------
                                    FISCAL YEAR ENDED             JANUARY 4,       OCTOBER 1,
                              ------------------------------       1999 TO           1999 TO
                              DECEMBER 28,      JANUARY 3,      SEPTEMBER 30,      JANUARY 2,
                                  1997             1999              1999             2000
                              -------------    -------------    --------------    -------------
Expected term...............     5 years          5 years          5 years           4 years
Risk-free interest rate.....  5.71% - 6.75%    4.22% - 5.64%    4.66% - 5.62%     5.42% - 5.93%
Dividend yield..............       0%               0%                0%               0%
Volatility..................       0%               0%                0%               80%

     The December 14, 1998 option-repricing event is considered a modification of an existing option. For determination of the pro forma amounts, this modification is treated as if a new option had been issued and any additional incremental value recorded in the year of repricing is immediately recognized for vested options and amortized over the remaining vesting period for nonvested options.

14. STOCK WARRANTS

     All stock warrants have been valued using the Black-Scholes valuation model.

     In conjunction with the Series B preferred stock offering, the Company issued warrants to purchase 654,333 shares of Series A preferred stock. The warrants have an exercise price of $1.25 per share and expire on October 6, 2000. In conjunction with the Series E preferred stock offering in October 1996, the Company issued warrants to purchase 69,261 shares of Series E preferred stock. The warrants have an exercise price of $5.63 per share and expire on October 16, 2001. As of January 3, 1999, the Company also had outstanding a warrant to purchase 240,000 shares of Series A preferred stock at an exercise price of $1.25 per share, which expires on July 6, 2000.

     During May 1997, the Company issued warrants to purchase 25,000 shares of Series E preferred stock with an exercise price of $5.62 per share. These warrants are exercisable through the earlier of (i) October 6, 2000 or (ii) the effective date of a merger of the Company or sale of substantially all of the Company's assets. These warrants were issued in conjunction with obtaining a capital lease line. The warrants were recorded at their fair value of $89,000, which was recorded as a debt issue cost and is being amortized over the term of the lease line.

     During December 1998, the Company issued warrants to purchase shares of Series E preferred stock with an exercise price of $8.25. These warrants are exercisable at any time after issuance for a period of five years. These warrants were issued in conjunction with obtaining a capital lease line. The warrants were recorded at their fair value of $49,000, which was recorded as a debt issue cost and is being amortized over the term of the lease line. Warrants to purchase additional shares of Series E preferred stock were also issued in November 1998, in conjunction with obtaining a term loan. These warrants have an exercise price of $10.00 per share and are exercisable through November 25, 2003. The warrants have been recorded at their fair value of $230,000 as an original issue discount, which was amortized over the life of the term loan, which was repaid during fiscal 1999.

     During March 1999, the Company issued warrants to purchase shares of Series E preferred stock with an exercise price of $10.00 per share. The warrants are exercisable at any time after issuance for a period of five years. These warrants were issued in conjunction with extending a loan. The $9,000 fair value of the warrants was recorded as an original issue discount, which was amortized over the remaining life of the loan, which was repaid during fiscal 1999.

                               VIXEL CORPORATION

     On October 5, 1999, in conjunction with the Company's initial public offering, 519,490 warrants to purchase Series A preferred stock were exercised for proceeds of $650,000. The remaining 374,843 Series A preferred stock warrants were exercised, through a cashless exercise, to purchase 310,922 shares of Series A preferred stock. Immediately thereafter, all shares of Series A preferred stock issued upon the exercise of warrants were converted into 553,605 shares of common stock.

     Upon the closing of the Company's initial public offering on October 6, 1999 all remaining outstanding warrants to purchase preferred stock were converted into 211,612 warrants to purchase common stock.

     During September 1999, the Company issued warrants to purchase 150,000 shares of common stock with an exercise price of $11.00 per share. The warrants are exercisable through September 30, 2002. These warrants were issued to a customer. The $829,000 fair value of the warrants was recorded as a charge against the warranty accrual.

     During November 1999, warrants to purchase 57,143 shares of common stock were exercised through a cashless exercise to purchase 48,269 shares of common stock.

     Warrants outstanding as of January 2, 2000 are summarized below:

NUMBER OF SHARES        EXERCISE PRICE                   EXPIRATION DATE
----------------        --------------                   ---------------
     60,000                 $5.25             October 6, 2004
     16,667                  8.43             October 6, 2000
     46,174                  8.45             October 16, 2001
    150,000                 11.00             September 30, 2002
     11,111                 12.38             December 18, 2003
     77,660                 15.00             November 25, 2003 to March 31, 2004
    -------
    361,612
    =======

     The following summarizes stock warrant activity:

Outstanding at December 28, 1997............................   733,589
Warrants issued.............................................    77,778
                                                              --------
Outstanding at January 3, 1999..............................   811,367
Warrants issued.............................................   160,993
Warrants canceled...........................................   (51,488)
Warrants exercised..........................................  (559,260)
                                                              --------
Outstanding at January 2, 2000..............................   361,612
                                                              ========

15. INCOME TAXES

     At January 2, 2000, the Company has net operating loss carryforwards of approximately $51,475,000, which may be used to offset future taxable income. These carryforwards expire beginning in 2010 through 2019. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company's ownership occur. The Company believes that, pursuant to Section 382 of the Internal Revenue Code, there was a change in ownership of the Company in 1995 and that a substantial portion of the net operating loss carryforwards generated in or prior to 1995 (approximately $2,700,000) are significantly limited and potentially unusable. Future changes in the Company's ownership may further limit the use of such carryforward benefits.

                               VIXEL CORPORATION

     A reconciliation of taxes on results of operations at the federal statutory rate to the actual tax benefit is as follows (in thousands):

                                                    DECEMBER 28,    JANUARY 3,    JANUARY 2,
                                                        1997           1999          2000
                                                    ------------    ----------    ----------
Tax at statutory rate.............................    $(4,678)       $(7,219)      $(7,598)
Nondeductible items...............................         57          2,236           243
Effect of state taxes.............................       (688)          (734)       (1,119)
Change in tax credits.............................        (50)          (990)         (918)
Change in valuation allowance.....................      5,466          6,718         9,646
Other.............................................       (107)           (11)         (254)
                                                      -------        -------       -------
                                                      $    --        $    --       $    --
                                                      =======        =======       =======

     The Company's net deferred tax assets consist of the following (in thousands):

                                                              JANUARY 3,    JANUARY 2,
                                                                 1999          2000
                                                              ----------    ----------
Net operating loss carryforward.............................   $ 12,144      $ 20,075
Goodwill and intangibles....................................      2,263         2,397
Credit carryforwards........................................      1,340         2,258
Accrued warranty costs......................................      1,712         1,150
Amortization of deferred compensation.......................         --         1,704
Other accruals..............................................      1,213           510
Other.......................................................        508           732
                                                               --------      --------
Gross deferred tax assets...................................     19,180        28,826
Less: Valuation allowance...................................    (19,180)      (28,826)
                                                               --------      --------
Net deferred tax asset......................................   $     --      $     --
                                                               ========      ========

     The Company has recorded a valuation allowance equal to the net deferred tax asset balance because the Company's accumulated deficit, history of recurring net losses and possible limitations on the use of carryforwards give rise to uncertainty as to whether the deferred tax assets are realizable.

16. RETIREMENT SAVINGS PLAN

     The Company sponsors a retirement savings plan that qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. The plan provides that the Company may make contributions as determined by the Board of Directors. The Company contributed $252,000, $398,000 and $447,000 to the plan in fiscal years ended December 28, 1997, January 3, 1999 and January 2, 2000, respectively.

                                 EXHIBIT INDEX

    EXHIBIT
     NUMBER                             DESCRIPTION
    -------                             -----------
     3.1(1)     Amended and Restated Certificate of Incorporation of
                Registrant (Exhibit 3.2)
     3.2(1)     Bylaws of the Registrant (Exhibit 3.4)
     4.1(1)     Specimen Stock Certificate
     4.2(1)     Amended and Restated Investors' Rights Agreement dated
                February 17, 1998
     4.3(1)     First Amendment to Amended and Restated Investors' Rights
                Agreement dated February 17, 1998
    10.1(1)     Form of Indemnity Agreement to be entered into by the
                Registrant and each of its directors and executive officers
    10.2(1)     Amended and Restated 1995 Stock Option Plan and forms of
                agreements thereunder
    10.3(1)     Secured Promissory Note between Registrant and Western
                Digital Corporation dated March 29, 1996, as amended March
                30, 1999
    10.4(1)     Master Lease Agreement between Registrant and Transamerica
                Business Credit Corporation dated May 23, 1997
    10.5(1)     Master Lease Agreement between Registrant and Comdisco, Inc.
                dated January 18, 1996, together with addendum dated January
                18, 1996
    10.6(1)     Term Loan and Security Agreement with Greyrock Capital, a
                division of Nations Credit Corporation, with Registrant
                dated November 26, 1997, as amended October 2, 1998
    10.7(1)     Turnkey Manufacturing Agreement with K*TEC Electronics, a
                division of Kent Electronics Company, dated May 5, 1997
    10.8(1)     Employment Agreement between Registrant and Jay R. O'Donald dated February 17, 1998
    10.9(1)     Employment Agreement between Registrant and Stuart B. Berman dated February 17, 1998
    10.10(1)    Employment Agreement between Registrant and Gregory R.
                Olbright dated November 30, 1998
    10.11(1)    Employment Agreement between Registrant and Stanley Reese
                dated December 29, 1998
    10.12(1)    Employment Agreement between Registrant and James McCluney dated April 26, 1999
    10.13(1)    Restricted Stock Purchase Agreement between Registrant and
                James M. McCluney dated April 26, 1999
    10.14(1)    Restricted Stock Purchase Agreement between Registrant and
                Gregory R. Olbright dated April 30, 1999
    10.15(1)    Restricted Stock Purchase Agreement between Registrant and
                Kurtis L. Adams dated May 20, 1999
    10.16(1)    Full Recourse Promissory Note between Registrant and Stuart
                B. Berman dated April 16, 1999
    10.17(1)    Form of Full Recourse Promissory Note between Registrant and its executive officers
    10.18(1)    Form of Full Recourse Promissory Note between Registrant and its directors
    10.19(1)    Lease Agreement between Registrant and Sun Life Assurance
                Company of Canada (U.S.) dated December 5, 1996, as amended
                January 22, 1997
    10.20(1)    Lease Agreement between Arcxel Technologies, Inc. and Aetna
                Life Insurance Company, dated November 1, 1997, assigned to
                Registrant August 24, 1998

    EXHIBIT
     NUMBER                             DESCRIPTION
    -------                             -----------
    10.21(1)    Amendment to Term Loan and Security Agreement with Greyrock
                Capital, dated June 21, 1999
    10.22(1)    Vixel Corporation 1999 Employee Stock Purchase Plan and
                forms of agreements thereunder
    10.23(1)    Vixel Corporation 1999 Equity Incentive Plan and forms of
                agreements thereunder
    10.24(1)    Form of Stock Pledge Agreement between the Registrant and
                its directors
    10.25(1)    Warrant, dated November 25, 1998, issued to Greyrock Capital
                (Exhibit 4.9)
    10.26(1)    Warrant, dated December 18, 1998, issued to Comdisco, Inc.
                (Exhibit 4.10)
    10.27(1)    Warrant, dated March 30, 1999, issued to Western Digital
                Corp. (Exhibit 4.11)
    10.28(1)    Warrant, dated August 30, 1999, issued to Sun Microsystems,
                Inc. (Exhibit 4.12)
    23.1        Consent of PricewaterhouseCoopers LLP, Independent
                Accountants
    24.1        Power of Attorney. Reference is made to the signature page
    27.1        Financial Data Schedule

---------------

(1) Incorporated by reference to designated exhibits to the Company Registration Statement on Form S-1 (File No. 333-81347), declared effective on September 30, 1999.