Form 10-K/A
period 2000-01-02
VIXEL CORP
filed 2000-04-06
CIK 1087955

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                            ------------------------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 2, 2000

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

     As of March 1, 2000, the Registrant had outstanding 23,278,316 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated by reference into Part III of this Form 10-K portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 24, 2000 which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATION

        The purpose of this Form 10K/A amendment is to properly reflect the dates of the signature of persons signing on behalf of the registrant on the Report on Form 10K filed on March 31, 2000 from March 31, 1999 to March 31, 2000.

                                    SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                           VIXEL CORPORATION


                                           /s/  KURTIS L. ADAMS
                                           By:  Kurtis L. Adams, Chief Financial
                                           Officer, Vice President of Finance,
                                           Secretary and Treasurer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ JAMES M. MCCLUNEY                     Chief Executive Officer,      March 31, 2000
-----------------------------------------------------   President and Chairman of the
                  James M. McCluney                     Board of Directors (Principal
                                                             Executive Officer)

                 /s/ KURTIS L. ADAMS                    Chief Financial Officer, Vice   March 31, 2000
-----------------------------------------------------  President of Finance, Secretary
                   Kurtis L. Adams                        and Treasurer (Principal
                                                          Financial and Accounting
                                                                  Officer)

                  /s/ KEVIN A. FONG                               Director              March 31, 2000
-----------------------------------------------------
                    Kevin A. Fong

               /s/ CHARLES A. HAGGERTY                            Director              March 31, 2000
-----------------------------------------------------
                 Charles A. Haggerty

                /s/ JUAN A. RODRIGUEZ                             Director              March 31, 2000
-----------------------------------------------------
                  Juan A. Rodriguez

                /s/ TIMOTHY M. SPICER                             Director              March 31, 2000
-----------------------------------------------------
                  Timothy M. Spicer

                /s/ WERNER F. WOLFEN                              Director              March 31, 2000
-----------------------------------------------------
                  Werner F. Wolfen