Form 10-Q
period 2000-04-02
VIXEL CORP
filed 2000-05-17
CIK 1087955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

 (Mark One)

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended April 2, 2000

                                       OR

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File No. 000-27221



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


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        The number of shares outstanding of the Registrant's common stock, $.0015 par value, as of May 12, 2000 was 23,640,229.

                                VIXEL CORPORATION

               INDEX TO FORM 10-Q FOR QUARTER ENDED APRIL 2, 2000

                                                                                           Page
                                                                                           ----
Part I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Condensed Balance Sheet as of April 2, 2000 (unaudited) and January 2, 2000          3

        Condensed Statement of Operations for the three month periods ended
        April 2, 2000 (unaudited) and April 4, 1999 (unaudited)                              4

        Condensed Statement of Cash Flows for the three month periods ended
        April 2, 2000 (unaudited) and April 4, 1999 (unaudited)                              5

        Notes to Condensed Financial Statements                                              6

    Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                      7

    Item 3.  Quantitative and Qualitative Disclosures of Market Risk                        19

Part II.  OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds                                      20

    Item 6.  Exhibits and Reports on Form 8-K                                               20

Signature                                                                                   21

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                VIXEL CORPORATION
                             CONDENSED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  April 2,       January 2,
                                                                   2000             2000
                                                                 ---------       ---------
                                                                (unaudited)
Assets
   Current assets
       Cash and cash equivalents                                 $  51,757       $  16,706
       Short-term investments                                        5,533          44,650
       Accounts receivable, net of allowance for doubtful
          accounts of $269 and $250, respectively                    6,221           5,344
       Inventories                                                   1,857           3,321
       Prepaid expenses and other current assets                     2,328           2,779
                                                                 ---------       ---------
              Total current assets                                  67,696          72,800

   Property and  equipment, net                                      7,548           6,915
   Goodwill and other intangibles, net                               3,299           3,838
   Other assets                                                        519             528
                                                                 ---------       ---------
              Total assets                                       $  79,062       $  84,081
                                                                 =========       =========

Liabilities and stockholders' equity
   Current liabilities
       Current portion of long-term debt and capital leases      $   3,052       $   2,894
       Accounts payable                                              3,400           4,480
       Accrued liabilities                                           7,596           6,606
                                                                 ---------       ---------
              Total current liabilities                             14,048          13,980

   Long-term debt and capital leases                                 3,238           3,406
   Other long-term liabilities                                       1,000           1,000
                                                                 ---------       ---------

              Total liabilities                                     18,286          18,386
                                                                 ---------       ---------

   Commitments and contingencies
   Stockholders' equity
       Common stock, $.0015 par value;  60,000,000 shares
          authorized; 23,348,829 (unaudited) and 23,213,588
          shares issued and outstanding, respectively                   35              35
       Additional  paid-in capital                                 154,975         155,070
       Deferred compensation                                        (4,106)         (5,525)
       Notes receivable from stockholders                           (5,222)         (5,246)
       Treasury stock, at cost; 66,666 shares                          (50)            (50)
       Accumulated deficit                                         (84,856)        (78,589)
                                                                 ---------       ---------
              Total stockholders' equity                            60,776          65,695
                                                                 ---------       ---------

              Total liabilities and stockholders' equity         $  79,062       $  84,081
                                                                 =========       =========



              The accompanying notes are an integral part of these
                         condensed financial statements.

                                VIXEL CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                -----------------------
                                                 April 2,       April 4,
                                                  2000           1999
                                                --------       --------
Revenue
     SAN systems                                $  5,898       $  4,306
     Components                                    1,879          6,216
                                                --------       --------
         Total revenue                             7,777         10,522
Cost of revenue                                    5,555          7,529
                                                --------       --------

Gross profit                                       2,222          2,993
                                                --------       --------

Operating expenses
     Research and development                      3,444          3,101
     Selling, general and administrative           4,105          3,045
     Amortization of goodwill
         and intangibles                             540            340
     Amortization of deferred compensation         1,168            103
                                                --------       --------
         Total operating expenses                  9,257          6,589
                                                --------       --------

Loss from operations                              (7,035)        (3,596)
Other income (expense), net                          768           (443)
                                                --------       --------
Net loss                                        $ (6,267)      $ (4,039)
                                                ========       ========

Net loss available to common stockholders       $ (6,267)      $ (4,088)
                                                ========       ========

Basic and diluted net loss per share            $  (0.28)      $  (1.40)
                                                ========       ========

Weighted-average shares outstanding               22,103          2,913
                                                ========       ========


              The accompanying notes are an integral part of these
                         condensed financial statements.

                                VIXEL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                     -----------------------
                                                                     April 2,       April 4,
                                                                       2000           1999
                                                                     --------       --------
Cash flows from operating activities
   Net loss                                                          $ (6,267)      $ (4,039)
   Adjustments to reconcile net loss to net cash used in
      operating activities
      Depreciation                                                        707            559
      Amortization of goodwill and intangibles                            540            504
      Amortization of debt discount                                        --             57
      Stock-based compensation                                          1,168            117
      Changes in:
         Accounts receivable, net                                        (877)           809
         Inventories                                                    1,464            301
         Prepaid expenses and other assets                                459            (68)
         Accounts payable and accrued liabilities                         (90)            92
                                                                     --------       --------
            Net cash used in operating activities                      (2,896)        (1,668)
                                                                     --------       --------

Cash flows from investing activities
   Purchase of short-term investments                                  (4,329)        (1,145)
   Sale of short-term investments                                      43,446             --
   Purchase of property and equipment                                    (642)           (51)
                                                                     --------       --------

            Net cash provided by (used in) investing activities        38,475         (1,196)
                                                                     --------       --------

Cash flows from financing activities
   Receipt of payment on stockholder note receivable                       24             --
   Principal payments on long-term debt and capital leases               (712)          (396)
   Amortization of debt issuance costs                                      4              4
   Proceeds from exercise of stock options                                156             11
                                                                     --------       --------

            Net cash used in financing activities                        (528)          (381)
                                                                     --------       --------

Net increase (decrease) in cash and cash equivalents                   35,051         (3,245)
Cash and cash equivalents, beginning of period                         16,706          3,841
                                                                     --------       --------
Cash and cash equivalents, end of period                             $ 51,757       $    596
                                                                     ========       ========

Cash paid for interest                                               $    147       $    475
Equipment purchased under capital leases                             $    698       $    409
Accretion of mandatorily redeemable stock                            $     --       $     49


              The accompanying notes are an integral part of these
                         condensed financial statements.

                                VIXEL CORPORATION

                     Notes to Condensed Financial Statements
                     (Information for the three months ended
                        April 2, 2000 and April 4, 1999)
                                   (Unaudited)


NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three-month period ended April 2, 2000 are not necessarily indicative of future financial results.

        Investors should read these interim statements in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto for the fiscal year ended January 2, 2000 (audited) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2000.


NOTE 2. INVENTORIES

        Inventories consist of the following (in thousands):

                                    April 2,     January 2,
                                      2000          2000
                                    -------       -------
Raw materials                       $ 1,637       $ 1,258
Finished goods                        1,110         2,628
Less:  write-down to
     expected realizable value         (890)         (565)
                                    -------       -------
                                    $ 1,857       $ 3,321
                                    =======       =======

NOTE 3. NET LOSS PER SHARE

        Basic net loss per share represents the net loss available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted net loss per share represents net loss available to common stockholders divided by the weighted-average number of common shares outstanding including the potentially dilutive impact of common stock options and warrants and convertible preferred stock. Common stock options and warrants are converted using the treasury stock method. Convertible preferred stock is converted using the if-converted method. Basic and diluted net loss per share are equal for the periods presented as potentially dilutive securities are anti-dilutive. Potentially dilutive securities totaling 4,758,079 and 16,699,569 shares for the quarters ended April 2, 2000 and April 4, 1999, respectively, were excluded from diluted net loss per share due to their anti-dilutive effect.

        The following table sets forth the computation of the numerators and denominators for use in both the basic and diluted net loss per share calculations for the periods indicated (in thousands):

                                         Three Months Ended
                                      -----------------------
                                       April 2,      April 4,
                                        2000           1999
                                      --------       --------
Numerator:
    Net loss                          $ (6,267)      $ (4,039)
    Accretion of mandatorily
        redeemable convertible
        preferred stock                     --            (49)
                                      --------       --------
    Net loss available to common
        stockholders                  $ (6,267)      $ (4,088)
                                      ========       ========

Denominator:
    Weighted-average shares
        outstanding                     22,103          2,913
                                      ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the condensed financial statements in Item 1 of this Quarterly Report and with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2000.

        This document contains forward-looking statements that involve risk and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

        References to dollar amounts are in thousands unless otherwise specified.

                                COMPANY OVERVIEW

        We are a leading provider of comprehensive interconnect solutions for use in storage area networks, or SANs. Our portfolio of Fibre Channel products, including our SAN management software, switches, hubs and transceivers, is fully interoperable and designed to perform in concert to address a wide variety of data and storage needs.

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

        We sell our products primarily to a limited number of customers. Compaq Computer, IBM, Bell Microproducts and Avid Technology represented 24.6%, 10.9%, 10.4% and 10.4% of revenue, respectively for the three months ended April 2, 2000. Sun Microsystems, Compaq Computer and Hewlett-Packard represented 39.6%, 15.7% and 14.2% of revenue, respectively for the three months ended April 4, 1999. No other individual customer represented more than 10.0% of our total revenue in those periods. During the three months ended April 2, 2000 and April 4, 1999, 20.4% and 2.5%, respectively, of our total revenue was derived from sales to distribution channel customers. We plan to continue to expand our sales channels to include systems integrators, VARs and additional distributors in the United States and internationally.

        We generally recognize revenue at the time of product shipment, unless we have future obligations for installation or when we ship product demonstration units. Revenue from products shipped with future installation obligations is recognized when we meet our future obligation. Revenue is not recognized on demonstration units unless the customer ultimately purchases the unit, and the related revenue is recognized at that time. Our agreements with our North American distributors provide for price protection and for stock rotation based on a percentage of shipments for the preceding quarter when an offsetting order is requested. Revenue for these stock rotation rights is deferred until the stock rotation period has passed. We provide an allowance for price protection rights. We also maintain a reserve for product warranty costs based on a combination of historical experience and specifically identified potential warranty liabilities.

        Our gross profit as a percentage of total revenue is affected by the mix of products sold, sales channels and customers to which our products are sold. Our gross profit as a percentage of total revenue also is affected by fluctuations in manufacturing volumes and component costs, manufacturing costs charged by our contract manufacturers, new product introductions, changes in our product pricing and estimated warranty costs. We expect that average unit selling prices for our products will decline over time in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors and other factors. We seek to maintain gross profit as a percentage of total revenue by selling a higher percentage of higher margin products and reducing the cost of our products through manufacturing efficiencies, design improvements and cost reductions for components.

                              RESULTS OF OPERATIONS


        The following table sets forth the percentage of total revenue represented by selected items from the unaudited Condensed Statement of Operations. This table should be read in conjunction with the unaudited Condensed Financial Statements included elsewhere herein.

                                                Three Months Ended
                                               ---------------------
                                               April 2,     April 4,
                                                 2000         1999
                                               --------     --------
Revenue
     SAN systems                                 75.8%        40.9%
     Components                                  24.2         59.1
                                                -----        -----
         Total revenue                          100.0        100.0
Cost of revenue                                  71.4         71.6
                                                -----        -----

Gross profit                                     28.6         28.4
                                                -----        -----

Operating expenses
     Research and development                    44.3         29.5
     Selling, general and administrative         52.8         28.9
     Amortization of goodwill
         and intangibles                          6.9          3.2
     Amortization of deferred compensation       15.0          1.0
                                                -----        -----
         Total operating expenses               119.0         62.6
                                                -----        -----

Loss from operations                            (90.4)       (34.2)
Other income (expense), net                       9.9         (4.2)
                                                -----        -----
Net loss                                        (80.5)%      (38.4)%
                                                =====        =====

THREE MONTHS ENDED APRIL 2, 2000 COMPARED WITH THREE MONTHS ENDED APRIL 4, 1999

        Revenue. Total revenue was $7,777 and $10,522 for the three months ended April 2, 2000 and April 4, 1999, respectively. Our SAN systems revenue was $5,898 and $4,306 for the three months ended April 2, 2000 and April 4, 1999, respectively. The 37% increase in SAN systems revenue in the first quarter 2000 compared with first quarter 1999 was the result of increased sales of our switch and managed hub products.

        Component revenue was $1,879 and $6,216 for the three months ended April 2, 2000 and April 4, 1999, respectively. We anticipate that our component revenue will continue to decrease as a result of our decision to focus our resources on the development, sales and marketing of our SAN systems products.

        Gross profit. Cost of revenue includes the cost to acquire finished products from third party manufacturers of our products, expenses we incur related to inventory management, product quality testing, customer order fulfillment, and provisions for warranty expenses and inventory obsolescence. Gross profit was $2,222 and $2,993 for the three months ended April 2, 2000 and April 4, 1999, respectively, representing 28.6% and 28.4% of total revenue, respectively. The decrease in gross profit dollars reflects the decrease in revenue in 2000 compared with 1999.

        Research and development expenses. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and sustaining engineering of our products, consulting and outside service fees, costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses were $3,444, or 44.3% of total revenue, in the three months ended April 2, 2000 compared with $3,101, or 29.5% of total revenue in the three months ended April 4, 1999. The $343, or 11.1% increase in expenses during the three months ended April 2, 2000 was primarily attributable to increased personnel, consulting and outside service fees, costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. We believe that continued investment in research and development is an essential element of our strategic objectives to design quality products while reducing costs. As a result, we expect these expenses to increase in the future.

        Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, finance and information technology support functions, as well as professional fees, allowance for doubtful accounts receivable, trade shows and other marketing activities. Selling, general and administrative expenses were $4,105, or 52.8% of total revenue, in the three months ended April 2, 2000 compared with $3,045, or 28.9% of total revenue in the three months ended April 4, 1999. The $1,060, or 34.8% increase in expenses during the three months ended April 2, 2000 was primarily attributable to additional salaries, and related expenses for marketing, sales, finance and information technology support personnel, as well as professional fees, trade shows and other marketing activities. We expect selling, general and administrative expenses to increase in the future, primarily to support our strategies of expanding our indirect distribution channels and our international sales and marketing activities.

        Amortization of goodwill and intangibles. Amortization of goodwill and intangibles for the three months ended April 2, 2000 and April 4, 1999 were $540 and $340, respectively, representing 6.9% and 3.2%, respectively, of total revenue. This increase is the result of an increase in the amortization of the intangible assets capitalized in conjunction with our purchase of Arcxel Technologies in February 1998.

        Amortization of deferred compensation. In connection with the grant of certain stock options we recorded deferred compensation of $9,753 during fiscal 1999. Deferred compensation is presented as a reduction of stockholders' equity and amortized on a graded vesting method over the vesting period of the options, which is generally four years. We amortized deferred compensation of $1,168 and $103 for the three months ended April 2, 2000 and April 4, 1999, respectively, representing 15.0% and 1.0%, respectively, of total revenue.

        Other income (expense), net. Other income (expense), net consists of interest income, interest expense and other miscellaneous income or expense. Other income was $768 for the three months ended April 2, 2000, which consisted primarily of interest income and represented 9.9% of total revenue. Other expense of $443 for the three months ended April 4, 1999 represented 4.2% of total revenue and consisted primarily of interest expense on notes payable and capital lease obligations.

                         LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity at April 2, 2000 consisted of $51.8 million in cash and cash equivalents, and $5.5 million in short-term investments.

        Since inception, we have financed our operations primarily through the sale of common stock and preferred stock with aggregate proceeds of approximately $112.6 million. Additionally, we have financed our operations through capital equipment lease lines, working capital credit facilities, notes payable and $6.9 million in net cash received from the sale of our laser diode fabrication facility and gigabit Ethernet product line.

        Cash utilized by operating activities was $2.9 million in the three months ended April 2, 2000, and $1.7 million in the three months ended April 4, 1999. The cash utilized in each of these periods was due to net losses, as well as working capital required to fund our operations. Cash flows from investing activities consisted of short-term investment transactions and capital expenditures of $642 in the three months ended April 2, 2000 and $51 in the three months ended April 4, 1999.

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

                        RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, which will be effective for the Company for fiscal years and quarters beginning after June 15, 2000, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management believes that the impact of SFAS No. 133 will not have a material impact on the Company's financial position, results of operations and cash flows.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue, provides guidance for disclosures related to revenue recognition policies and will be effective for our quarter ending July 2, 2000. Management is currently assessing the impact of SAB 101.

      FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

WE HAVE INCURRED SIGNIFICANT LOSSES SINCE OUR INCEPTION, WE EXPECT FUTURE LOSSES, AND WE MAY NOT BECOME PROFITABLE.

        We have incurred significant losses since inception and expect to incur losses in the future. As of April 2, 2000, we had an accumulated deficit of $84.9 million. We cannot be certain that we ever will realize sufficient revenue to achieve profitability. We expect to incur significant product development, sales and marketing and administrative expenses, and we will need to generate significant revenue to achieve and maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

A COMPONENT IN OUR TRANSCEIVERS HAS EXPERIENCED AN ABNORMALLY HIGH FAILURE RATE WHICH HAS ADVERSELY AFFECTED AND COULD IN THE FUTURE AFFECT OUR SALES.

        Our GBIC transceivers manufactured prior to March 1999, and our GLM transceivers manufactured prior to September 1999, incorporate a compact disk, or CD, laser manufactured by a third party. We have observed, and some customers have confirmed, that in certain applications our GBIC and GLM transceivers manufactured prior to March 1998 that incorporate this CD laser have experienced an abnormally high failure rate. Although we recorded a warranty reserve of $3.6 million in the fourth quarter of fiscal 1998 as a result of these problems, there is a risk that this reserve will be inadequate to implement a remedy that is satisfactory to our customers. Claims against us in excess of the amount of our reserves could have a material adverse effect on our business and financial condition. Partially as a result of this problem, Sun Microsystems and Hewlett-Packard have stopped purchasing our transceiver products. In addition, if we are unable to resolve this matter to our customers' satisfaction, or if failure rates in transceiver products increase, our reputation and relationships with current and prospective customers could be damaged and adversely affect the sales of all of our products.

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

THE LOSS OF ONE OR MORE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUE.

        Our success will depend on our continued ability to develop and manage relationships with significant OEMs and resellers, as well as on the sales efforts and success of these customers. Compaq Computer, IBM, Bell Microproducts and Avid Technology represented 24.6%, 10.9%, 10.4% and 10.4% of our total revenue, respectively, for year three months ended April 2, 2000. Although we are attempting to expand our base of OEMs and resellers, most of our future revenue may come from a small number of customers.

        Our agreements with our customers do not provide any assurance of future sales to those customers. For example:

        - our OEMs and resellers can stop purchasing and marketing our products at any time;

        - our OEM and reseller agreements are not exclusive and contain no renewal obligation; and

        -    our OEM and reseller agreements do not require minimum purchases.

        We cannot be certain that we will retain our current OEMs and resellers or that we will be able to recruit additional or replacement customers. Many of our OEMs and resellers carry or utilize competing product lines. If we were to lose one or more OEMs or resellers to a competitor, our business, results of operations and financial condition could be significantly harmed.

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

BECAUSE A SIGNIFICANT PORTION OF OUR REVENUE IS DERIVED FROM SALES OF ENTRY-LEVEL HUBS AND TRANSCEIVERS, WE ARE DEPENDENT ON CONTINUED WIDESPREAD MARKET ACCEPTANCE OF THESE PRODUCTS.

        We currently derive a significant portion of our revenue from sales of our entry-level hubs and transceivers. Although we anticipate our transceiver revenue will decline, we expect that revenue from entry-level hubs and transceivers will continue to account for a substantial portion of our total revenue for the foreseeable future. If the market does not continue to accept our entry-level hubs and transceivers, our revenue will decline significantly. Factors that may affect the market acceptance of our products include the continued growth of the market for SAN interconnect products, the performance, price and total cost of ownership of our products, the availability, functionality and price of competing products and technologies, and the success and development of our OEMs and resellers. Many of these factors are beyond our control.

WE EXPECT THAT A GROWING PERCENTAGE OF OUR FUTURE REVENUE WILL BE DERIVED FROM OUR SWITCH AND MANAGED HUB PRODUCTS AND OUR SAN MANAGEMENT SOFTWARE PRODUCTS, AND OUR SUCCESS WILL DEPEND ON WIDESPREAD ACCEPTANCE OF THESE PRODUCTS.

        Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high-quality, cost-effective products as well as product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. If we do not successfully develop, introduce and market new products, especially our switch and managed hub products, our revenue may decline. In particular, our future revenue growth will depend on the success of new product launches of our switch and software products and success of our current switch and managed hub products. In addition, as we introduce new or enhanced products, we will have to manage successfully the transition from older products in order to minimize disruption in our customers' ordering patterns, avoid excessive levels of older product inventories and ensure that enough supplies of new products can be delivered to meet our customers' demands. To the extent customers defer or cancel orders in expectation of new product releases, any delay in development or introduction of new products could cause our operating results to suffer.

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

        For switch sales, we compete primarily with Ancor Communications, Brocade Communications and McDATA. For hub sales, we compete primarily with Emulex Corporation and Gadzoox Networks. For transceiver sales, we compete primarily with Finisar, Hewlett-Packard and IBM. Although we do not believe that any other vendor offers comprehensive SAN interconnect management software that directly competes with ours, other vendors, such as Brocade and Gadzoox, provide single point-device managers for either switch or hub products, but not across multiple interconnect devices, including switches, hubs and transceivers. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. Furthermore, larger companies in other related industries or our customers may develop or acquire technologies and apply their significant resources, including their distribution channels and brand recognition, to capture significant SAN market share. Therefore, we may not be able to compete successfully in the SAN market.

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

        In order to support and develop opportunities for our indirect distribution channels, we plan to expand our field sales and support staff significantly. We cannot assure you that this expansion will be successfully completed, that the cost of this expansion will not exceed the incremental revenue generated or that our expanded field sales and support staff will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. Our inability to effectively establish our distribution channels or manage the expansion of our field sales and support staff would have a material adverse effect on our ability to increase revenue.

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

WE MAY LOSE SALES IF OUR SOLE SOURCE SUPPLIERS FAIL TO MEET OUR NEEDS.

        We currently purchase several key components from single sources. We depend on single sources for our card guides, our VCSELs, our application specific integrated circuits, or ASICs, and our microprocessors. VCSELs are laser components that maintain a high quality signal and consume a low amount of power. ASICs are custom designed computer chips that perform specific functions very efficiently. In addition, we license a software from a third party that is incorporated into our switches and hubs. If we cannot supply products due to a lack of components, or are unable to redesign products with other components in a timely manner, our business, results of operations and financial condition would be materially adversely affected.

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

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES SIGNIFICANTLY, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

        Our revenue from international sales represented 19.9% of our total revenue for the three months ended April 2, 2000 and 15.9% for the three months ended April 4, 1999. We plan to expand our international sales activities significantly, especially in Europe and Asia. Our international sales growth will be limited if we are unable to establish relationships with international distributors, establish foreign operations, effectively manage international sales channels, hire additional personnel and develop relationships with service organizations. We cannot be certain that we will be able to establish, generate and build market demand for our products internationally. Our international operations will be subject to a number of risks, including:

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

        - losses of our key OEMs or reduction in their purchases of our products;

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

        Substantially all of our cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. However, all of our cash equivalents and investment securities at April 2, 2000 mature within one year. As a result, we believe that the market risk arising from our holdings of these financial instruments is immaterial. In addition, all of our sales are made in U.S. dollars and, consequently, we believe our foreign currency exchange rate risk is immaterial. We do not have any derivative instruments and do not engage in hedging-transactions.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        The Company's Registration Statement on Form S-1 (No. 333-81347) for its initial public offering of its Common Stock became effective September 30, 1999, covering an aggregate of 4,945,000 shares of Common Stock, including the underwriters' over-allotment. A total of 4,945,000 shares of the Company's common stock was sold at a price of $18.00 per share to an underwriting syndicate led by BancBoston Robertson Stephens, Inc., Bear, Stearns & Co. Inc. and Needham & Co., Inc. The Offering commenced on October 1, 1999 and closed on October 15, 1999. The initial public offering resulted in gross proceeds of approximately $89.0 million, of which approximately $6.2 million was applied toward the underwriting discount. Net proceeds to the Company were $82.8 million. Expenses related to the offering totaled approximately $1.4 million. Through April 2, 2000, the proceeds were applied to repay an 8.69% promissory note and accrued interest due to Western Digital totaling approximately $2.0 million, a line of credit borrowing totaling $2.8 million and a note payable to a bank of $7.5 million. In addition, $10.8 million was used for working capital and general corporate purposes. The Company has invested the remaining net proceeds in short-term, investment grade, interest-bearing securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        Exhibit 27.1 - Financial Data Schedule

(b)     Reports on Form 8-K:

        On January 18, 2000, the Company filed a current report on Form 8-K reporting that on January 5, 2000 the board of directors announced the appointment of James M. McCluney, chief executive officer, to the additional position of chairman of the board of directors, succeeding the Company's founder Gregory R. Olbright.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VIXEL CORPORATION
                                       (Registrant)

                                       /s/  Kurtis L. Adams
                                       ------------------------------------
                                       Kurtis L. Adams
                                       Chief Financial Officer, Vice President
                                       of Finance, Secretary and Treasurer
                                       (Authorized Officer and Principal
                                       Financial and Accounting Officer)

                                 EXHIBIT INDEX


          Exhibit
           Index                    Title
          -------           -----------------------

           27.1             Financial Data Schedule