Form 10-Q
period 2000-07-02
VIXEL CORP
filed 2000-08-16
CIK 1087955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------

 (Mark One)

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended July 2, 2000

                                       OR

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File No. 000-27221

                             ----------------------

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


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the Registrant's common stock, $.0015 par value, as of August 11, 2000 was 23,675,720.

                                VIXEL CORPORATION

                INDEX TO FORM 10-Q FOR QUARTER ENDED JULY 2, 2000

                                                                                                   Page
                                                                                                   ----
Part I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Balance Sheet as of July 2, 2000 (unaudited) and January 2, 2000..........       3

         Condensed Statement of Operations for the three month and six month periods
         ended July 2, 2000 (unaudited) and July 4, 1999 (unaudited).........................       4

         Condensed Statement of Cash Flows for the six month periods ended
         July 2, 2000 (unaudited) and July 4, 1999 (unaudited)...............................       5

         Notes to Condensed Financial Statements.............................................       6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................       7

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................      20

Part II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds......................................      21

     Item 4.  Submission of Matters to a Vote of Security Holders............................      21

     Item 6.  Exhibits and Reports on Form 8-K...............................................      21

Signature....................................................................................      22

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                VIXEL CORPORATION
                             CONDENSED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   July 2,        January 2,
                                                                    2000             2000
                                                                  ---------       ---------
                                                                 (unaudited)

Assets
     Current assets:
        Cash and cash equivalents                                 $  44,581       $  16,706
        Short-term investments                                        7,788          44,650
        Accounts receivable, net of allowance for doubtful
           accounts of $321 and $250, respectively                    6,049           5,344
        Inventories                                                   1,748           3,321
        Prepaid expenses and other current assets                     2,493           2,779
                                                                  ---------       ---------
              Total current assets                                   62,659          72,800

     Property and equipment, net                                      7,695           6,915
     Goodwill and other intangibles, net                              2,759           3,838
     Other assets                                                       511             528
                                                                  ---------       ---------
              Total assets                                        $  73,624       $  84,081
                                                                  =========       =========

Liabilities and stockholders' equity
     Current liabilities:
        Current portion of long-term debt and capital leases      $   3,064       $   2,894
        Accounts payable                                              3,511           4,480
        Accrued liabilities                                           8,318           6,606
                                                                  ---------       ---------
              Total current liabilities                              14,893          13,980

     Long-term debt and capital leases                                2,468           3,406
     Other long-term liabilities                                         --           1,000
                                                                  ---------       ---------

              Total liabilities                                      17,361          18,386
                                                                  ---------       ---------

     Commitments and contingencies
     Stockholders' equity:
        Common stock, $.0015 par value;  60,000,000 shares
           authorized; 23,653,974 (unaudited) and 23,213,588
           shares issued and outstanding, respectively                   35              35
        Additional paid-in capital                                  156,045         155,070
        Deferred compensation                                        (3,364)         (5,525)
        Notes receivable from stockholders                           (5,222)         (5,246)
        Treasury stock, at cost; 66,666 shares                          (50)            (50)
        Accumulated deficit                                         (91,181)        (78,589)
                                                                  ---------       ---------
              Total stockholders' equity                             56,263          65,695
                                                                  ---------       ---------

              Total liabilities and stockholders' equity          $  73,624       $  84,081
                                                                  =========       =========


              The accompanying notes are an integral part of these
                         condensed financial statements.

                                VIXEL CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 -----------------------       -----------------------
                                                  July 2,        July 4,        July 2,        July 4,
                                                   2000           1999           2000           1999
                                                 --------       --------       --------       --------
Revenue:
      SAN systems                                $  6,988       $  6,500       $ 12,886       $ 10,806
      Components                                      793          5,037          2,672         11,253
                                                 --------       --------       --------       --------
          Total revenue                             7,781         11,537         15,558         22,059
Cost of revenue                                     5,284          8,144         10,839         15,673
                                                 --------       --------       --------       --------

Gross profit                                        2,497          3,393          4,719          6,386
                                                 --------       --------       --------       --------

Operating expenses:
      Research and development                      3,845          3,132          7,289          6,233
      Selling, general and administrative           4,531          3,619          8,637          6,664
      Amortization of goodwill
          and intangibles                             540            340          1,079            680
      Amortization of deferred compensation           647          1,671          1,815          1,783
                                                 --------       --------       --------       --------
          Total operating expenses                  9,563          8,762         18,820         15,360
                                                 --------       --------       --------       --------

Loss from operations                               (7,066)        (5,369)       (14,101)        (8,974)
      Other income (expense), net                     741           (439)         1,509           (882)
                                                 --------       --------       --------       --------
Net loss                                         $ (6,325)      $ (5,808)      $(12,592)      $ (9,856)
                                                 ========       ========       ========       ========

Net loss available to common stockholders        $ (6,325)      $ (5,857)      $(12,592)      $ (9,954)
                                                 ========       ========       ========       ========

Basic and diluted net loss per share             $  (0.28)      $  (1.42)      $  (0.56)      $  (2.83)
                                                 ========       ========       ========       ========

Weighted-average shares outstanding                22,663          4,124         22,383          3,518
                                                 ========       ========       ========       ========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                VIXEL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                       -----------------------
                                                                        July 2,        July 4,
                                                                         2000           1999
                                                                       --------       --------
Cash flows from operating activities
     Net loss                                                          $(12,592)      $ (9,856)
     Adjustments to reconcile net loss to net cash used in
        operating activities
        Depreciation                                                      1,517          1,161
        Amortization of goodwill and intangibles                          1,079            952
        Amortization of debt discount                                        --            115
        Amortization of deferred compensation                             1,815          1,847
        Amortization of debt issuance costs                                   8             10
        Loss on disposal of property and equipment                           --              7
        Changes in:
           Accounts receivable, net                                        (705)          (731)
           Inventories                                                    1,573            865
           Prepaid expenses and other assets                                303         (1,388)
           Accounts payable and accrued liabilities                        (258)         1,701
                                                                       --------       --------
              Net cash used in operating activities                      (7,260)        (5,317)
                                                                       --------       --------

Cash flows from investing activities
     Purchase of short-term investments                                 (12,117)           (73)
     Sale of short-term investments                                      48,979             --
     Purchase of property and equipment                                  (1,599)          (372)
                                                                       --------       --------

              Net cash provided by (used in) investing activities        35,263           (445)
                                                                       --------       --------

Cash flows from financing activities
     Proceeds from line of credit, net                                       --          2,825
     Receipt of payment on stockholder note receivable                       24             --
     Principal payments on long-term debt and capital leases             (1,473)          (411)
     Proceeds from exercise of stock options                              1,321            102
                                                                       --------       --------

              Net cash (used in) provided by financing activities          (128)         2,516
                                                                       --------       --------

Net increase (decrease) in cash and cash equivalents                     27,875         (3,246)
Cash and cash equivalents, beginning of period                           16,706          3,841
                                                                       --------       --------
Cash and cash equivalents, end of period                               $ 44,581       $    595
                                                                       ========       ========

Cash paid for interest                                                 $    455       $  1,049
Equipment purchased under capital leases                               $    698       $    662
Issuance of detachable stock warrants                                  $     --       $      9
Accretion of mandatorily redeemable stock                              $     --       $     98

              The accompanying notes are an integral part of these
                         condensed financial statements.

                                VIXEL CORPORATION

                     Notes to Condensed Financial Statements
                 (Information for the three and six months ended
                         July 2, 2000 and July 4, 1999)
                                   (Unaudited)


NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements as of July 2, 2000 and for the three and six month periods ended July 2, 2000 and July 4, 1999 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three and six month periods ended July 2, 2000 are not necessarily indicative of future financial results.

        Investors should read these interim statements in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto for the fiscal year ended January 2, 2000 (audited) included in our Annual Report on Form 10-K, as amended, originally filed with the Securities and Exchange Commission on March 31, 2000.


NOTE 2. INVENTORIES

        Inventories consist of the following (in thousands):

                                     July 2,     January 2,
                                      2000          2000
                                    -------       -------
Raw materials                       $ 1,553       $ 1,258
Finished goods                        1,137         2,628
Less:  write-down to
     expected realizable value         (942)         (565)
                                    -------       -------
                                    $ 1,748       $ 3,321
                                    =======       =======

NOTE 3.  NET LOSS PER SHARE

        Basic net loss per share represents the net loss available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted net loss per share represents net loss available to common stockholders divided by the weighted-average number of common shares outstanding including the potentially dilutive impact of common stock options and warrants and convertible preferred stock. Common stock options and warrants are converted using the treasury stock method. Basic and diluted net loss per share are equal for the periods presented as potentially dilutive securities are anti-dilutive. The effect of potentially dilutive securities totaling 4,467,479 and 17,943,853 shares for the three and six months ended July 2, 2000 and July 4, 1999, respectively, were excluded from diluted net loss per share due to their anti-dilutive effect.

        The following table sets forth the computation of the numerators and denominators for use in both the basic and diluted net loss per share calculations for the periods indicated (in thousands):

                                           Three Months Ended            Six Months Ended
                                        -----------------------       -----------------------
                                         July 2,        July 4,        July 2,        July 4,
                                          2000           1999           2000           1999
                                        --------       --------       --------       --------
Numerator:
      Net loss                          $ (6,325)      $ (5,808)      $(12,592)      $ (9,856)
      Accretion of mandatorily
          redeemable convertible
          preferred stock                     --            (49)            --            (98)
                                        --------       --------       --------       --------

      Net loss available to common
          stockholders                  $ (6,325)      $ (5,857)      $(12,592)      $ (9,954)
                                        ========       ========       ========       ========

Denominator:
      Weighted-average shares
          outstanding                     22,663          4,124         22,383          3,518
                                        ========       ========       ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the condensed financial statements in Item 1 of this Quarterly Report and with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K, as amended, originally filed with the Securities and Exchange Commission on March 31, 2000.

        This document contains forward-looking statements that involve risk and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the date hereof to conform such statements to actual results or to changes in our expectations.

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

        We sell our products primarily to a limited number of customers. Compaq Computer, Sun Microsystems and Bell Microproducts represented 22.6%, 21.2% and 11.6% of revenue, respectively for the three months ended July 2, 2000. Sun Microsystems, Compaq Computer and Interphase represented 29.5%, 23.6% and 11.3% of revenue, respectively for the three months ended July 4, 1999. No other individual customer represented more than 10.0% of our total revenue in those periods. During the three months ended July 2, 2000 and July 4, 1999, 21.3% and 3.9%, respectively, of our total revenue was derived from sales to distribution channel customers. We plan to continue to expand our sales channels to include systems integrators, value added resellers, or VARs, and additional distributors in the United States and internationally.

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

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                --------------------      --------------------
                                                July 2,      July 4,      July 2,      July 4,
                                                 2000         1999         2000         1999
                                                -------      -------      -------      -------
Revenue:
      SAN systems                                 89.8%        56.3%        82.8%        49.0%
      Components                                  10.2         43.7         17.2         51.0
                                                 -----        -----        -----        -----
          Total revenue                          100.0        100.0        100.0        100.0
Cost of revenue                                   67.9         70.6         69.7         71.1
                                                 -----        -----        -----        -----

Gross profit                                      32.1         29.4         30.3         28.9
                                                 -----        -----        -----        -----

Operating expenses:
      Research and development                    49.4         27.1         46.9         28.3
      Selling, general and administrative         58.2         31.4         55.5         30.2
      Amortization of goodwill
          and intangibles                          7.0          2.9          6.9          3.0
      Amortization of deferred compensation        8.3         14.5         11.7          8.1
                                                 -----        -----        -----        -----
          Total operating expenses               122.9         75.9        121.0         69.6
                                                 -----        -----        -----        -----

Loss from operations                             (90.8)       (46.5)       (90.7)       (40.7)
      Other income (expense), net                  9.5         (3.8)         9.7         (4.0)
                                                 -----        -----        -----        -----
Net loss                                         (81.3)%      (50.3)%      (81.0)%      (44.7)%
                                                 =====        =====        =====        =====

THREE MONTHS ENDED JULY 2, 2000 COMPARED WITH THREE MONTHS ENDED JULY 4, 1999

        Revenue. Total revenue was $7,781 and $11,537 for the three months ended July 2, 2000 and July 4, 1999, respectively. Our SAN systems revenue was $6,988 and $6,500 for the three months ended July 2, 2000 and July 4, 1999, respectively. The 7.5% increase in SAN systems revenue in the second quarter 2000 compared with second quarter 1999 was the result of increased sales of our switch products.

        Component revenue was $793 and $5,037 for the three months ended July 2, 2000 and July 4, 1999, respectively. Performance issues with our CD based transceiver products sold primarily in 1997 were identified in late 1998 and early 1999 and, we believe is the primary reason for the 84.3% decrease in sales of our transceiver products in the second quarter of 2000 compared with the second quarter of 1999. For a more complete discussion of the performance problems with our transceivers, see "Factors that may Affect Results of Operations and Financial condition - A component in our transceivers has experienced an abnormally high failure rate, which has adversely affected and could in the future affect our sales." We anticipate that our component revenue will continue to decrease in the future as a result of our decision to focus our resources on the development, sales and marketing of our SAN systems products.

        Gross profit. Cost of revenue includes the cost to acquire finished products from third party manufacturers of our products, expenses we incur related to inventory management, product quality testing, customer order fulfillment, and provisions for warranty expenses and inventory obsolescence. Gross profit was $2,497 and $3,393 for the three months ended July 2, 2000 and July 4, 1999, respectively, representing 32.1% and 29.4% of total revenue, respectively. The decrease in gross profit dollars reflects the decrease in component revenue in 2000 compared with 1999. Gross profit as a percentage of revenue increased as a higher percentage of our revenue in 2000 resulted from SAN systems products, which generally have higher gross margins than component products.

        Research and development expenses. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and sustaining engineering of our products, consulting and outside service fees, costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses were $3,845, or 49.4% of total revenue, in the three months ended July 2, 2000 compared with $3,132, or 27.1% of total revenue in the three months ended July 4, 1999. The $713, or 22.8% increase in expenses during the three months ended July 2, 2000 was primarily attributable to increased personnel, outside services and costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. We believe that continued investment in research and development is an essential element of our strategic objectives to design quality products while reducing costs. As a result, we expect these expenses to increase in the future.

        Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, finance and information technology support functions, as well as professional fees, provision for doubtful accounts receivable, trade shows and other marketing activities. Selling, general and administrative expenses were $4,531, or 58.2% of total revenue, in the three months ended July 2, 2000 compared with $3,619, or 31.4% of total revenue in the three months ended July 4, 1999. The $912, or 25.2% increase in expenses during the three months ended July 2, 2000 was primarily attributable to additional personnel and related salaries and expenses in sales, customer services, marketing and administration, as well as increased expenses related to marketing activities.

        Amortization of goodwill and intangibles. Amortization of goodwill and intangibles for the three months ended July 2, 2000 and July 4, 1999 were $540 and $340, respectively, representing 7.0% and 2.9%, respectively, of total revenue. This increase is the result of an increase in the amortization of the intangible assets capitalized in conjunction with our purchase of Arcxel Technologies in February 1998.

        Amortization of deferred compensation. In connection with the grant of certain stock options, we recorded deferred compensation of $9,753 during fiscal 1999. Deferred compensation is presented as a reduction of stockholders' equity and amortized using an accelerated vesting method over the vesting period of the options, which is generally four years. We amortized deferred compensation of $647 and $1,671 for the three months ended July 2, 2000 and July 4, 1999, respectively, representing 8.3% and 14.5%, respectively, of total revenue.

        Other income (expense), net. Other income (expense), net consists of interest income, interest expense and other miscellaneous income or expense. Other income, net was $741 for the three months ended July 2, 2000, which consisted primarily of interest income and represented 9.5% of total revenue. Other expense, net of $439 for the three months ended July 4, 1999 represented 3.8% of total revenue and consisted primarily of interest expense on notes payable and capital lease obligations.


    SIX MONTHS ENDED JULY 2, 2000 COMPARED WITH SIX MONTHS ENDED JULY 4, 1999

        Revenue. Total revenue for the six months ended July 2, 2000 was $15,558, a decrease of $6,501, compared with $22,059 in the six months ended July 4, 1999. SAN systems revenue for the six months ended July 2, 2000 was $12,886, an increase of $2,080 compared with $10,806 for the six months ended July 4, 1999. The 19.2% increase in SAN systems revenue in the six months ended July 2, 2000 compared with the prior year comparable period was the result of increased sales of our switch and managed hub products.

        Component revenue for the six months ended July 2, 2000 was $2,672, a decrease of $8,581, compared with $11,253 for the six months ended July 4, 1999. Performance issues with our CD based transceiver products sold primarily in 1997 were identified in late 1998 and early 1999, and we believe is the primary reason for the 76.3% decrease in sales of our transceiver products in the first six months of 2000 compared with the first six months of 1999. For a more complete discussion of the performance problems with our transceivers, see "Factors that may Affect Results of Operations and Financial condition - A component in our transceivers has experienced an abnormally high failure rate, which has adversely affected and could in the future affect our sales." We anticipate that our component revenue will continue to decrease in the future as a result of our decision to focus our resources on the development, sales and marketing of our SAN systems products.

        Gross profit. Gross profit in the six months ended July 2, 2000 was $4,719, a decrease of $1,667, compared with $6,386 for the six months ended July 4, 1999. Gross profit as a percentage of sales was 30.3% in the six months ended July 2, 2000 compared to 28.9% in the six months ended July 4, 1999. The decrease in gross profit dollars reflects the decrease in component revenue in 2000 as compared with 1999. Gross profit as a percentage of revenue increased as a higher percentage of our revenue in 2000 resulted from SAN systems products, which generally have higher gross margins than component products.

        Research and development expenses. Research and development expenses were $7,289, or 46.9% of total revenue, in the six months ended July 2, 2000 compared with $6,233, or 28.3% of total revenue in the six months ended July 4, 1999. The $1,056, or 16.9% increase in expenses during the six months ended July 2, 2000 was primarily attributable to increased personnel, outside services and costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products.

        Selling, general and administrative expenses. Selling, general and administrative expenses were $8,637, or 55.5% of total revenue, in the six months ended July 2, 2000 compared with $6,664, or 30.2% of total revenue in the six months ended July 4, 1999. The $1,973, or 29.6% increase in expenses during the six months ended July 2, 2000 was primarily attributable to additional personnel and related salaries and expenses in sales, customer services, marketing and administration, as well as increased expenses related to marketing activities.

        Amortization of goodwill and intangibles. Amortization of goodwill and intangibles for the six months ended July 2, 2000 and July 4, 1999 were $1,079 and $680, respectively, representing 6.9% and 3.0%, respectively, of total revenue. This increase is the result of an increase in the amortization of the intangible assets capitalized in conjunction with our purchase of Arcxel Technologies in February 1998.

        Amortization of deferred compensation. In connection with the grant of certain stock options we recorded deferred compensation of $9,753 during fiscal 1999. Deferred compensation is presented as a reduction of stockholders' equity and amortized using an accelerated vesting method over the vesting period of the options, which is generally four years. We amortized deferred compensation of $1,815 and $1,783 for the six months ended July 2, 2000 and July 4, 1999, respectively, representing 11.7% and 8.1%, respectively, of total revenue.

        Other income (expense), net. Other income, net was $1,509 for the six months ended July 2, 2000, which consisted primarily of interest income and represented 9.7% of total revenue. Other expense, net of $882 for the six months ended July 4, 1999 represented 4.0% of total revenue and consisted primarily of interest expense on notes payable and capital lease obligations.

                         LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity at July 2, 2000 consisted of $44.6 million in cash and cash equivalents, and $7.8 million in short-term investments.

        Since inception, we have financed our operations primarily through the sale of common stock and preferred stock with aggregate proceeds of approximately $113.8 million. Additionally, we have financed our operations through capital equipment lease lines, working capital credit facilities, notes payable and $6.9 million in net cash received from the sale of our laser diode fabrication facility and gigabit Ethernet product line in 1998.

        Cash utilized by operating activities was $7.3 million in the six months ended July 2, 2000, and $5.3 million in the six months ended July 4, 1999. The cash utilized in each of these periods was due to net losses, as well as working capital required to fund our operations. Cash flows from investing activities consisted of short-term investment transactions and capital expenditures of $1,598 in the six months ended July 2, 2000 and $372 in the six months ended July 4, 1999.

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

                        RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended, which will be effective for the Company for fiscal years and quarters beginning after June 15, 2000, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management believes that SFAS No. 133 will not have a material impact on the Company's financial position, results of operations or cash flows.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue, provides guidance for disclosures related to revenue recognition policies and will be effective for our quarter ending December 31, 2000. Management is currently assessing the impact of SAB 101.

      FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

WE HAVE INCURRED SIGNIFICANT LOSSES SINCE OUR INCEPTION, WE EXPECT FUTURE LOSSES, AND WE MAY NOT BECOME PROFITABLE.

        We have incurred significant losses since inception and expect to incur losses in the future. As of July 2, 2000, we had an accumulated deficit of $91.2 million. We cannot be certain that we ever will realize sufficient revenue to achieve profitability. We expect to incur significant product development, sales and marketing and administrative expenses, and we will need to generate significant revenue to achieve and maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

        Our revenue and results of operations have varied on a quarterly basis in the past and may vary significantly in the future due to a number of factors, many of which may cause our stock price to fluctuate. Some of the factors that could affect our operating results include:

        - the size, timing, terms and fluctuations of customer orders, particularly large orders from a limited number of original equipment manufacturers, or OEMs;

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

A COMPONENT IN OUR TRANSCEIVERS HAS EXPERIENCED AN ABNORMALLY HIGH FAILURE RATE, WHICH HAS ADVERSELY AFFECTED AND COULD IN THE FUTURE AFFECT OUR SALES.

        Our GBIC transceivers manufactured prior to March 1999, and our GLM transceivers manufactured prior to September 1999, incorporate a compact disk, or CD, laser manufactured by a third party. We have observed, and some customers have confirmed, that in certain applications our GBIC and GLM transceivers manufactured prior to March 1998 that incorporate this CD laser have experienced an abnormally high failure rate. Although we recorded a warranty reserve of $3.6 million in the fourth quarter of fiscal 1998 as a result of these problems, there is a risk that this reserve will be inadequate to implement a remedy that is satisfactory to our customers. Claims against us in excess of the amount of our reserves could have a material adverse effect on our business and financial condition. Partially as a result of this problem, Sun Microsystems and Hewlett-Packard have stopped purchasing our transceiver products and we have seen our component revenue decrease from $5.0 million for the three months ended July 4, 1999 to $0.8 million for the three months ended July 2, 2000. We anticipate that component revenue will continue to decrease in the future as we have decided to focus our resources on our SAN systems products. In addition, if we are unable to resolve these warranty issues to our customers' satisfaction, or if failure rates in transceiver products increase, our reputation and relationships with current and prospective customers could be damaged and adversely affect the sales of all of our products.

OUR OEMS HAVE UNPREDICTABLE ORDER PATTERNS, WHICH MAY CAUSE OUR REVENUE TO VARY SIGNIFICANTLY FROM PERIOD TO PERIOD.

        Our OEMs tend to order sporadically, and their purchases can vary significantly from quarter to quarter. Our OEMs generally forecast expected purchases in advance, but frequently do not order as expected and tend to place purchase orders only shortly before the scheduled delivery date. We plan our operating expenses based in part on revenue projections derived from our OEMs' forecasts. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue. These order habits cause our backlog to fluctuate significantly. Moreover, our backlog is not necessarily indicative of actual sales for any succeeding period, as orders are subject to cancellation or delay by our OEMs with limited or no penalty. Also, we typically generate a large percentage of our quarterly revenue in the last month of the quarter.

THE LOSS OF ONE OR MORE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUE.

        Our success will depend on our continued ability to develop and manage relationships with significant OEMs and resellers, as well as on the sales efforts and success of these customers. Compaq Computer, Sun Microsystems, and Bell Microproducts represented 22.6%, 21.2%, and 11.6% of our total revenue, respectively, for the three months ended July 2, 2000. Although we are attempting to expand our base of OEMs and resellers, most of our future revenue may come from a small number of customers.

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

        We currently derive a significant portion of our revenue from sales of our entry-level hubs and transceivers. Although we anticipate our transceiver revenue will continue to decline, we expect that revenue from our entry level hubs and transceivers will continue to account for a substantial portion of our total revenue for the foreseeable future. If the market does not continue to accept our entry-level hubs and transceivers, our revenue will decline significantly. Factors that may affect the market acceptance of our products include the continued growth of the market for SAN interconnect products, the performance, price and total cost of ownership of our products, the availability, functionality and price of competing products and technologies, and the success and development of our OEMs and resellers. Many of these factors are beyond our control.

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

        For switch sales, we compete primarily with QLogic Corporation, Brocade Communications and McDATA. For hub sales, we compete primarily with Emulex Corporation and Gadzoox Networks. For transceiver sales, we compete primarily with Finisar, Hewlett-Packard and IBM. Although we do not believe that any other vendor offers comprehensive SAN interconnect management software that directly competes with ours, other vendors, such as Brocade and Gadzoox, provide single point-device managers for either switch or hub products, but not across multiple interconnect devices, including switches, hubs and transceivers. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. Furthermore, larger companies in other related industries or our customers may develop or acquire technologies and apply their significant resources, including their distribution channels and brand recognition, to capture significant SAN market share. Therefore, we may not be able to compete successfully in the SAN market.

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

OUR MANAGEMENT TEAM IS NEW AND MAY NOT BE ABLE TO WORK TOGETHER SUCCESSFULLY WHICH COULD HARM OUR BUSINESS.

        Our success depends to a significant degree upon the continued joint contributions of our key management, many of whom we only recently hired. In April 1999, we hired a new president and chief executive officer, James M. McCluney and in July 1999, we hired a vice president of worldwide sales, Ronald
G. von Trapp. Other members of our management team also joined us only recently. Because of the limited time in which our management team has been working together, we cannot assure you that management will be able to work effectively as a team.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO HIRE AND INTEGRATE QUALIFIED PERSONNEL, WE MAY NOT BE SUCCESSFUL.

        We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, sales and marketing, finance and operations personnel. The loss of services of any of our key personnel could have a negative impact on our business. Many of our employees have only recently joined us. If we are unable to integrate new employees in a timely and cost-effective manner, our operating results may suffer. We also need to increase the number of technical staff members with experience in high-speed networking applications as we further develop our product line. Competition for these highly skilled employees in our industry is intense. Our failure to attract and retain these key employees could have a material adverse effect on our business, results of operations and financial condition.

        We are seeking additional sales and marketing personnel. Competition for qualified sales and marketing personnel is intense and we might not be able to hire the kind and number of sales and marketing personnel we are targeting. Unless we expand our sales and marketing force, we may not be able to increase our revenue or extend our brand awareness. We also have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of our existing customers. Hiring customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of SAN interconnect products.

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

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES SIGNIFICANTLY, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

        Our revenue from international sales represented 33.2% of our total revenue for the three months ended July 2, 2000 and 19.6% for the three months ended July 4, 1999. We plan to expand our international sales activities significantly, especially in Europe and Asia. Our international sales growth will be limited if we are unable to establish relationships with international distributors, establish foreign operations, effectively manage international sales channels, hire additional personnel and develop relationships with service organizations. We cannot be certain that we will be able to establish, generate and build market demand for our products internationally. Our international operations will be subject to a number of risks, including:

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

WE MAY NOT BE ABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS, LIMITING OUR ABILITY TO GROW.

        We believe that our existing cash, cash equivalent and short-term investment balances will be sufficient to meet our capital requirements at least through the next twelve months. However, we may need, or could elect, to seek additional funding prior to that time. If we need to raise additional funds, we may not be able to do so on favorable terms, or at all. Further, if we issue equity securities, existing stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated funding requirements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

        Substantially all of our cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. However, all of our cash equivalents and investment securities at July 2, 2000 mature within one year. As a result, we believe that the market risk arising from our holdings of these financial instruments is immaterial. In addition, all of our sales are made in U.S. dollars and, consequently, we believe our foreign currency exchange rate risk is immaterial. We do not have any derivative instruments and do not engage in hedging-transactions.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        The Company's Registration Statement on Form S-1 (No. 333-81347) for its initial public offering of its Common Stock became effective September 30, 1999, covering an aggregate of 4,945,000 shares of Common Stock, including the underwriters' over-allotment. A total of 4,945,000 shares of the Company's common stock was sold at a price of $18.00 per share to an underwriting syndicate led by BancBoston Robertson Stephens, Inc., Bear, Stearns & Co. Inc. and Needham & Co., Inc. The Offering commenced on October 1, 1999 and closed on October 15, 1999. The initial public offering resulted in gross proceeds of approximately $89.0 million, of which approximately $6.2 million was applied toward the underwriting discount. Net proceeds to the Company were $82.8 million. Expenses related to the offering totaled approximately $1.4 million. Through July 2, 2000, the proceeds were applied to repay an 8.69% promissory note and accrued interest due to Western Digital totaling approximately $2.0 million, a line of credit borrowing totaling $2.8 million and a note payable to a bank of $7.5 million. In addition, $2.0 million was used to repay capital lease obligations, $1.7 million was used to purchase property and equipment and $12.0 million was used for working capital and general corporate purposes. The Company has invested the remaining net proceeds in short-term, investment grade, interest-bearing securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders was held on May 24, 2000 in Bellevue, Washington. Of the 23,357,643 shares outstanding as of the record date, 12,956,153 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

        1. To elect one (1) class one director to serve until the 2003 Annual Meeting of Stockholders and until a successor is duly elected and qualified.

                   Name                 For                Withheld
                   ----                 ---                --------
                Kevin A. Fong       12,826,502              129,651

        2. Appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for its fiscal year ending December 31, 2000.

                Votes for:             12,930,327
                Votes against:              6,196
                Votes abstaining:          19,630

        Directors continuing in office until the 2001 Annual Meeting were Messrs. Charles A. Haggerty and Werner F. Wolfen. Directors continuing in office until the 2002 Annual Meeting were Messrs. James M. McCluney and Timothy M. Spicer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:


   Exhibit
    Number        Description
   --------       -----------

   3.1(1)         Amended and Restated Certificate of Incorporation (Exhibit 3.2)

   3.2(1)         Bylaws (Exhibit 3.4)

   4.1(1)         Form of Registrant's Common Stock Certificate

  10.1(2)         2000 Non-Officer Equity Incentive Plan (Exhibit 99.1)

  27.1            Financial Data Schedule
  ---------

(1) Incorporated by reference to designated exhibits to Company's Registration Statement on Form S-1 (SEC File No. 333-81347), declared effective on September 30, 1999.

(2) Incorporated by reference to designated exhibit to Company's Registration Statement on Form S-8 (SEC File No. 333-39000) filed on June 9, 2000.

(b)     Reports on Form 8-K:

        The Company filed no reports on Form 8-K during the reporting period.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 16, 2000                 VIXEL CORPORATION
                                       (Registrant)


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

                                  EXHIBIT INDEX


   Exhibit
    Number        Description
   --------       -----------

   3.1(1)         Amended and Restated Certificate of Incorporation (Exhibit 3.2)

   3.2(1)         Bylaws (Exhibit 3.4)

   4.1(1)         Form of Registrant's Common Stock Certificate

  10.1(2)         2000 Non-Officer Equity Incentive Plan (Exhibit 99.1)

  27.1            Financial Data Schedule
  ---------

(1) Incorporated by reference to designated exhibits to Company's Registration Statement on Form S-1 (SEC File No. 333-81347), declared effective on September 30, 1999.

(2) Incorporated by reference to designated exhibit to Company's Registration Statement on Form S-8 (SEC File No. 333-39000) filed on June 9, 2000.