Form 10-Q
period 2000-10-01
VIXEL CORP
filed 2000-11-15
CIK 1087955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 1, 2000

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's common stock, $.0015 par value, as of November 10, 2000 was 23,826,491.

                                VIXEL CORPORATION

              INDEX TO FORM 10-Q FOR QUARTER ENDED OCTOBER 1, 2000

                                                                                      Page
                                                                                      ----
Part I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

         Condensed Balance Sheet as of October 1, 2000 (unaudited) and
         January 2, 2000 (unaudited).................................................   3

         Condensed Statement of Operations for the three month and nine month periods
         ended October 1, 2000 (unaudited) and October 3, 1999 (unaudited)...........   4

         Condensed Statement of Cash Flows for the nine month periods ended
         October 1, 2000 (unaudited) and October 3, 1999 (unaudited).................   5

         Notes to Condensed Financial Statements (unaudited) ........................   6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...............................................   7

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............  22


Part II.  OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds...............................  22

    Item 6.  Exhibits and Reports on Form 8-K........................................  22


Signature............................................................................  23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 VIXEL CORPORATION
                              CONDENSED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                    (UNAUDITED)

                                                              October 1,       January 2,
                                                                 2000             2000
                                                             -----------       ----------
Assets
    Current assets:
       Cash and cash equivalents                             $   40,878        $   16,706
       Short-term investments                                     7,788            44,650
       Accounts receivable, net of allowance for doubtful
          accounts of $512 and $250, respectively                 6,849             5,344
       Inventories                                                1,278             3,321
       Prepaid expenses and other current assets                  1,791             2,779
                                                             ----------        ----------
            Total current assets                                 58,584            72,800

    Property and equipment, net                                   7,525             6,915
    Goodwill and other intangibles, net                           2,220             3,838
    Other assets                                                    502               528
                                                             ----------        ----------
            Total assets                                     $   68,831        $   84,081
                                                             ==========        ==========

Liabilities and stockholders' equity
    Current liabilities:
       Current portion of long-term debt and
          capital leases                                     $    2,774         $   2,894
       Accounts payable                                           4,764             4,480
       Accrued liabilities                                        8,243             6,606
                                                             ----------        ----------
            Total current liabilities                            15,781            13,980

    Long-term debt and capital leases                             1,987             3,406
    Other long-term liabilities                                       -             1,000
                                                             ----------        ----------
            Total liabilities                                    17,768            18,386
                                                             ----------        ----------

    Commitments and contingencies
    Stockholders' equity:
       Common stock, $.0015 par value; 60,000,000 shares
          authorized; 23,730,805 and 23,213,588 shares
          issued and outstanding, respectively                       35                35
       Additional paid-in capital                               156,037           155,070
       Deferred compensation                                    (2,712)            (5,525)
       Notes receivable from stockholders                       (5,222)            (5,246)
       Treasury stock, at cost; 66,666 shares                      (50)               (50)
       Accumulated deficit                                     (97,025)           (78,589)
                                                             ----------        ----------
            Total stockholders' equity                           51,063            65,695
                                                             ----------        ----------
            Total liabilities and stockholders' equity       $   68,831        $   84,081
                                                             ==========        ==========

              The accompanying notes are an integral part of these
                         condensed financial statements.

                                VIXEL CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                             --------------------------    --------------------------
                                              October 1,     October 3,     October 1,     October 3,
                                                2000           1999           2000           1999
                                             -----------    -----------    -----------    -----------
Revenue:
     SAN systems                              $   8,048      $   7,389      $  22,743      $  18,999
     Components                                     454          1,514          1,317         11,963
                                             -----------    -----------    -----------    -----------
         Total revenue                            8,502          8,903         24,060         30,962
Cost of revenue                                   5,428          6,255         16,267         21,928
                                             -----------    -----------    -----------    -----------
Gross profit                                      3,074          2,648          7,793          9,034
                                             -----------    -----------    -----------    -----------
Operating expenses:
     Research and development                     4,413          3,340         11,702          9,573
     Selling, general and administrative          4,197          3,660         12,834         10,324
     Amortization of goodwill
         and intangibles                            540            340          1,619          1,020
     Amortization of deferred
         compensation                               545          1,271          2,360          3,054
                                             -----------    -----------    -----------    -----------
         Total operating expenses                 9,695          8,611         28,515         23,971
                                             -----------    -----------    -----------    -----------

Loss from operations                             (6,621)        (5,963)       (20,722)       (14,937)
     Other income (expense), net                    777           (564)         2,286         (1,446)
                                             -----------    -----------    -----------    -----------
Net loss                                      $  (5,844)     $  (6,527)     $ (18,436)     $ (16,383)
                                             ===========    ===========    ===========    ===========

Net loss available to common stockholders     $  (5,844)     $  (6,576)     $ (18,436)     $ (16,532)
                                             ===========    ===========    ===========    ===========

Basic and diluted net loss per share          $   (0.25)     $   (1.36)     $   (0.82)     $   (4.18)
                                             ===========    ===========    ===========    ===========

Weighted-average shares outstanding              22,946          4,842         22,570          3,957
                                             ===========    ===========    ===========    ===========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                               VIXEL CORPORATION
                       CONDENSED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                       ---------------------------
                                                       October 1,       October 3,
                                                          2000             1999
                                                       ----------       ----------
Cash flows from operating activities
    Net loss                                           $ (18,436)       $ (16,383)
    Adjustments to reconcile net loss to net cash
       used in operating activities
         Depreciation                                      2,451            1,807
         Amortization of goodwill and intangibles          1,619            1,400
         Amortization of debt discount                         -              172
         Amortization of deferred compensation             2,360            3,118
         Amortization of debt issuance costs                  12               12
         Loss on disposal of property and equipment            -               34
         Changes in:
            Accounts receivable, net                      (1,505)          (1,759)
            Inventories                                    2,043             (353)
            Prepaid expenses and other assets              1,013             (148)
            Accounts payable and accrued liabilities         921            4,205
                                                       ----------       ----------
              Net cash used in operating activities       (9,522)          (7,895)
                                                       ----------       ----------

Cash flows from investing activities
    Purchase of short-term investments                   (12,116)               -
    Sale of short-term investments                        48,978            2,490
    Purchase of property and equipment                    (2,363)            (498)
                                                       ----------       ----------
              Net cash provided by investing
                 activities                               34,499            1,992
                                                       ----------       ----------
Cash flows from financing activities
    Proceeds from line of credit, net                          -            2,839
    Receipt of payment on stockholder note
       receivable                                             24                -
    Principal payments on long-term debt and
       capital leases                                     (2,249)            (860)
    Proceeds from exercise of stock options                1,420              387
    Proceeds from issuance of preferred stock, net             -              650
                                                       ----------       ----------
              Net cash (used in) provided by
                financing activities                        (805)           3,016
                                                       ----------       ----------
Net increase (decrease) in cash and cash
    equivalents                                           24,172           (2,887)
Cash and cash equivalents, beginning of period            16,706            3,841
                                                       ----------       ----------
Cash and cash equivalents, end of period               $  40,878        $     954
                                                       ==========       ==========

Cash paid for interest                                 $     459        $   1,652
Equipment purchased under capital leases               $     698        $   1,411
Issuance of detachable stock warrants                  $       -        $       9
Accretion of mandatorily redeemable stock              $       -        $     148

Noncash reclassification of long-term liability
    to current liability                               $   1,000.       $       -


              The accompanying notes are an integral part of these
                         condensed financial statements.

                                VIXEL CORPORATION

                     Notes to Condensed Financial Statements
                (Information for the three and nine months ended
                      October 1, 2000 and October 3, 1999)
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying condensed financial statements as of October 1, 2000 and for the three and nine month periods ended October 1, 2000 and October 3, 1999 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three and nine month periods ended October 1, 2000 are not necessarily indicative of future financial results.

     Investors should read these interim statements in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto for the fiscal year ended January 2, 2000 (audited) included in our Annual Report on Form 10-K, as amended, originally filed with the Securities and Exchange Commission on March 31, 2000.

     Certain items in the October 3, 1999 financial statements have been reclassified to conform to the October 1, 2000 presentation. These reclassifications have no effect on net loss or per share amounts.

NOTE 2.  INVENTORIES

     Inventories consist of the following (in thousands):

                                   October 1,       January 2,
                                      2000             2000
                                   ----------       ----------
Raw materials                      $    1,409       $   1,258
Finished goods                            709           2,628
Less:  write-down to
     expected realizable value           (840)           (565)
                                   ----------       ----------
                                   $    1,278       $   3,321
                                   ==========       ==========

NOTE 3.  NET LOSS PER SHARE

     Basic net loss per share represents the net loss available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted net loss per share represents net loss available to common stockholders divided by the weighted-average number of common shares outstanding including the potentially dilutive impact of common stock options and warrants, and convertible preferred stock, and common stock subject to repurchase. Common stock options and warrants are converted using the treasury stock method. Basic and diluted net loss per share are equal for the periods presented as potentially dilutive securities are anti-dilutive. The effect of potentially dilutive securities totaling 4,415,879 and 17,505,332 shares for the three and nine months ended October 1, 2000 and October 3, 1999, respectively, were excluded from diluted net loss per share due to their anti-dilutive effect.

     The following table sets forth the computation of the numerators and denominators for use in both the basic and diluted net loss per share calculations for the periods indicated (in thousands):

                                     Three Months Ended          Nine Months Ended
                                   -----------------------    ------------------------
                                   October 1,  October 3,     October 1,   October 3,
                                     2000         1999          2000          1999
                                   ----------  -----------    ----------   -----------
Numerator:
     Net loss                      $ (5,844)     $ (6,527)    $ (18,436)    $ (16,383)
     Accretion of mandatorily
         redeemable convertible
         preferred stock                  -           (49)            -          (149)
                                   ---------   -----------    ----------   -----------
     Net loss available to common
         stockholders              $ (5,844)     $ (6,576)    $ (18,436)    $ (16,532)
                                   =========   ===========    ==========   ===========
Denominator:
     Weighted-average shares
         outstanding                 22,946         4,842        22,570         3,957
                                   =========   ===========    ==========   ===========


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

                                COMPANY OVERVIEW

     We are a provider of comprehensive interconnect solutions for use in storage area networks, or SANs. Our portfolio of Fibre Channel products, including our SAN management software, switches, hubs and transceivers, is fully interoperable and designed to perform in concert to address a wide variety of data and storage needs.

     We derive substantially all of our revenue from the sale of SAN interconnect products, including switches, hubs and transceivers. We currently include our SAN InSite software with our switches and managed hubs and do not sell this software separately from our other products. Our revenue includes SAN systems revenue as well as component revenue. SAN systems revenue consists of revenue generated from our SAN switches, hubs and transceiver products sold as a result of selling our switches and hubs. Component revenue consists primarily of revenue generated from the sale of our transceiver products to original equipment manufacturers, or OEMs, for use in their products.

     We sell our products primarily to a limited number of customers. Compaq Computer, Sun Microsystems and Avid Technologies represented 28.7%, 16.9% and 15.8% of revenue, respectively for the three months ended October 1, 2000. Compaq Computer and Sun Microsystems represented 35.2% and 18.6% of revenue, respectively for the three months ended October 3, 1999. No other individual customer represented more than 10.0% of our total revenue in those periods. During the three months ended October 1, 2000 and October 3, 1999, 19.2% and 11.0%, respectively, of our total revenue was derived from sales to distribution channel customers. We plan to continue to expand our sales channels to include systems integrators, value added resellers, or VARs, and additional distributors in the United States and internationally.

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

                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                          -------------------------     -------------------------
                                          October 1,     October 3,     October 1,     October 3,
                                             2000           1999           2000           1999
                                          ----------     ----------     ----------     ----------
Revenue:
     SAN systems                                94.7%          83.0%          94.5%          61.4%
     Components                                  5.3           17.0            5.5           38.6
                                          ----------     ----------     ----------     ----------
         Total revenue                         100.0          100.0          100.0          100.0
Cost of revenue                                 63.8           70.3           67.6           70.8
                                          ----------     ----------     ----------     ----------
Gross profit                                    36.2           29.7           32.4           29.2
                                          ----------     ----------     ----------     ----------
Operating expenses:
     Research and development                   51.9           37.5           48.6           30.9
     Selling, general and administrative        49.4           41.1           53.3           33.3
     Amortization of goodwill
         and intangibles                         6.4            3.8            6.7            3.3
     Amortization of deferred
         compensation                            6.4           14.3            9.8            9.9
                                          ----------     ----------     ----------     ----------
         Total operating expenses              114.1           96.7          118.4           77.4
                                          ----------     ----------     ----------     ----------

Loss from operations                           (77.9)         (67.0)         (86.0)         (48.2)
     Other income (expense), net                 9.1           (6.3)           9.5           (4.7)
                                          ----------     ----------     ----------     ----------
Net loss                                       (68.8)%        (73.3)%        (76.5)%        (52.9)%
                                          ==========     ==========     ==========     ==========


THREE MONTHS ENDED OCTOBER 1, 2000 COMPARED WITH THREE MONTHS ENDED OCTOBER 3, 1999

     Revenue. Total revenue was $8,502 and $8,903 for the three months ended October 1, 2000 and October 3, 1999, respectively. Our SAN systems revenue was $8,048 and $7,389 for the three months ended October 1, 2000 and October 3, 1999, respectively. The 8.9% increase in SAN systems revenue in the third quarter 2000 compared with third quarter 1999 was the result of increased sales of our switch products.

     Component revenue was $454 and $1,514 for the three months ended October 1, 2000 and October 3, 1999, respectively. The primary reason for the decrease in component revenue in the third quarter of 2000 compared with the third quarter 1999 is a result of the decision to discontinue further development of transceiver products.

     Gross profit. Cost of revenue includes the cost to acquire finished products from third party manufacturers of our products, expenses we incur related to inventory management, product quality testing, customer order fulfillment, and provisions for warranty expenses and inventory obsolescence. Gross profit was $3,074 and $2,648 for the three months ended October 1, 2000 and October 3, 1999, respectively, representing 36.2% and 29.7% of total revenue, respectively. The increase in gross profit reflects the increase in SAN systems product revenue, which generally has higher gross margins than component product revenue, in 2000 compared with 1999.

     Research and development expenses. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and sustaining engineering of our products, consulting and outside service fees, costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses were $4,413, or 51.9% of total revenue, in the three months ended October 1, 2000 compared with $3,340, or 37.5% of total revenue, in the three months ended October 3, 1999. The $1,073, or 32.1% increase in expenses during the three months ended October 1, 2000 was primarily attributable to increased personnel, outside services and costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. We believe that continued investment in research and development is an essential element of our strategic objectives to design quality products while reducing costs. As a result, we expect these expenses to increase in the future.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, customer service, finance and information technology support functions, as well as professional fees, provision for doubtful accounts receivable, trade shows and other marketing activities. Selling, general and administrative expenses were $4,197, or 49.4% of total revenue, in the three months ended October 1, 2000 compared with $3,660, or 41.1% of total revenue, in the three months ended October 3, 1999. The $537, or 14.7% increase in expenses during the three months ended October 1, 2000 was primarily attributable to additional personnel and related salaries and expenses in sales, customer services and marketing, as well as increased expenses related to marketing activities.

     Amortization of goodwill and intangibles. Amortization of goodwill and intangibles for the three months ended October 1, 2000 and October 3, 1999 were $540 and $340, respectively, representing 6.4% and 3.8%, respectively, of total revenue. The increase is the result of an increase in the amortization of the intangible assets capitalized in conjunction with our purchase of Arcxel Technologies in February 1998.

     Amortization of deferred compensation. In connection with the grant of certain stock options, we recorded deferred compensation of $9,753 during fiscal 1999. Deferred compensation is presented as a reduction of stockholders' equity and amortized using an accelerated vesting method over the vesting period of the options, which is generally four years. We amortized deferred compensation of $545 and $1,271 for the three months ended October 1, 2000 and October 3, 1999, respectively, representing 6.4% and 14.3%, respectively, of total revenue.

     Other income (expense), net. Other income (expense), net consists of interest income, interest expense and other miscellaneous income or expense. Other income, net was $777 for the three months ended October 1, 2000, which consisted primarily of interest income and represented 9.1% of total revenue. Other expense, net of $564 for the three months ended October 3, 1999 represented 6.3% of total revenue and consisted primarily of interest expense on notes payable and capital lease obligations.

NINE MONTHS ENDED OCTOBER 1, 2000 COMPARED WITH NINE MONTHS ENDED
OCTOBER 3, 1999

     Revenue. Total revenue for the nine months ended October 1, 2000 was $24,060, a decrease of $6,902, compared with $30,962 in the nine months ended October 3, 1999. SAN systems revenue for the nine months ended October 1, 2000 was $22,743, an increase of $3,744 compared with $18,999 for the nine months ended October 3, 1999. The 19.7% increase in SAN systems revenue in the nine months ended October 1, 2000 compared with the prior year comparable period was the result of increased sales of our switch products.

     Component revenue for the nine months ended October 1, 2000 was $1,317, a decrease of $10,646, compared with $11,963 for the nine months ended October 3, 1999. Performance issues with our CD laser based transceiver products sold primarily in 1997 were identified in late 1998 and early 1999, and we believe is the primary reason for the 88.9% decrease in sales of our transceiver products in the first nine months of 2000 compared with the first nine months of 1999. For a more complete discussion of the performance problems with our transceivers, see "Factors that may Affect Results of Operations and Financial Condition - A component in our transceivers has experienced an abnormally high failure rate, which has adversely affected and could in the future affect our sales.

     Gross profit. Gross profit in the nine months ended October 1, 2000 was $7,793, a decrease of $1,241, compared with $9,034 for the nine months ended October 3, 1999. Gross profit as a percentage of revenue was 32.4% in the nine months ended October 1, 2000 compared to 29.2% in the nine months ended October 3, 1999. The decrease in gross profit dollars reflects the decrease in component revenue in 2000 as compared with 1999. Gross profit as a percentage of revenue increased as a higher percentage of our revenue in 2000 resulted from SAN systems products, which generally have higher gross margins than component products.

     Research and development expenses. Research and development expenses were $11,702, or 48.6% of total revenue, in the nine months ended October 1, 2000 compared with $9,573, or 30.9% of total revenue in the nine months ended October 3, 1999. The $2,129, or 22.2% increase in expenses during the nine months ended October 1, 2000 was primarily attributable to increased personnel, consulting, outside services and costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $12,834, or 53.3% of total revenue, in the nine months ended October 1, 2000 compared with $10,324, or 33.3% of total revenue in the nine months ended October 3, 1999. The $2,510, or 24.3% increase in expenses during the nine months ended October 1, 2000 was primarily attributable to additional personnel and related salaries and expenses in sales, customer services, marketing and administration, as well as increased expenses related to marketing activities.

     Amortization of goodwill and intangibles. Amortization of goodwill and intangibles for the nine months ended October 1, 2000 and October 3, 1999 were $1,619 and $1,020, respectively, representing 6.7% and 3.3%, respectively, of total revenue. This increase is the result of an increase in the amortization of the intangible assets capitalized in conjunction with our purchase of Arcxel Technologies in February 1998.

     Amortization of deferred compensation. In connection with the grant of certain stock options we recorded deferred compensation of $9,753 during fiscal 1999. Deferred compensation is presented as a reduction of stockholders' equity and amortized using an accelerated vesting method over the vesting period of the options, which is generally four years. We amortized deferred compensation of $2,360 and $3,054 for the nine months ended October 1, 2000 and October 3, 1999, respectively, representing 9.8% and 9.9%, respectively, of total revenue.

     Other income (expense), net. Other income, net was $2,286 for the nine months ended October 1, 2000, which consisted primarily of interest income and represented 9.5% of total revenue. Other expense, net of $1,446 for the nine months ended October 3, 1999 represented 4.7% of total revenue and consisted primarily of interest expense on notes payable and capital lease obligations.

                         LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity at October 1, 2000 consisted of $40.9 million in cash and cash equivalents, and $7.8 million in short-term investments.

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

     Cash utilized by operating activities was $9.5 million in the nine months ended October 1, 2000, and $7.9 million in the nine months ended October 3, 1999. The cash utilized in each of these periods was due to net losses, as well as working capital required to fund our operations. Cash flows from investing activities consisted of short-term investment transactions and capital expenditures of $2,363 in the nine months ended October 1, 2000 and $498 in the nine months ended October 3, 1999.

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

                          RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue, provides guidance for disclosures related to revenue recognition policies and will be effective for our quarter ending December 31, 2000. Adoption of the guidance on revenue recognition as provided by SAB 101 may require us to restate revenue for previously reported periods. Management is currently assessing the impact of SAB 101.

     FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

WE HAVE INCURRED SIGNIFICANT LOSSES SINCE OUR INCEPTION, WE EXPECT FUTURE LOSSES, AND WE MAY NOT BECOME PROFITABLE.

     We have incurred significant losses since inception and expect to incur losses in the future. As of October 1, 2000, we had an accumulated deficit of $97.0 million. We cannot be certain that we ever will realize sufficient revenue to achieve profitability. We expect to incur significant product development, sales and marketing and administrative expenses, and we will need to generate significant revenue to achieve and maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

     Our revenue and results of operations have varied on a quarterly basis in the past and may vary significantly in the future due to a number of factors, many of which may cause our stock price to fluctuate. Some of the factors that could affect our operating results include:

     - the size, terms and fluctuations of customer orders, particularly large orders from a limited number of original equipment manufacturers, or OEMs;
     - the timing of customer orders, a large percentage of which are generated in the last month of the quarter;
     - our ability to attain and maintain sufficient reliability levels for our SAN interconnect products;
     - the timing of the introduction or enhancement of products by us, our OEMs and our competitors;
     -    decreases in the prices at which we can sell our products;
     - the mix of products sold, as our switches and hubs typically have higher margins than our transceivers, and the mix of distribution channels through which our products are sold; and
     - the ability of our contract manufacturers to produce and distribute our products in a timely fashion.

     As a result of these and other factors, we believe that period to period comparisons of our operating results should not be relied upon as an indicator of our future performance. It is likely that in some future period our operating results will be below our outlook, your expectations or the expectations of public market analysts.

A COMPONENT IN OUR TRANSCEIVERS HAS EXPERIENCED AN ABNORMALLY HIGH FAILURE RATE, WHICH HAS ADVERSELY AFFECTED AND COULD IN THE FUTURE AFFECT OUR SALES.

     Our GBIC transceivers manufactured prior to March 1999, and our GLM transceivers manufactured prior to September 1999, incorporate a compact disk, or CD, laser manufactured by a third party. We have observed, and some customers have confirmed, that in certain applications our GBIC and GLM transceivers manufactured prior to March 1998 that incorporate this CD laser have experienced an abnormally high failure rate. Although we recorded a warranty reserve of $3.6 million in the fourth quarter of fiscal 1998 as a result of these problems, there is a risk that this reserve will be inadequate to implement a remedy that is satisfactory to our customers. Claims against us in excess of the amount of our reserves could have a material adverse effect on our business and financial condition. Partially as a result of this problem, Sun Microsystems and Hewlett-Packard have stopped purchasing our transceiver products and we have seen our component revenue decrease from $12.0 million for the nine months ended October 3, 1999 to $1.5 million for the nine months ended October 1, 2000. We anticipate that revenue from our GBIC and GLM transceivers will continue to decrease as we have decided to focus our resources on our SAN systems products. In addition, if we are unable to resolve these warranty issues to our customers' satisfaction, or if failure rates in transceiver products increase, our reputation and relationships with current and prospective customers could be damaged and adversely affect the sales of all of our products.

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

THE LOSS OF ONE OR MORE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUE.

     Our success will depend on our continued ability to develop and manage relationships with significant OEMs and resellers, as well as on the sales efforts and success of these customers. Compaq Computer, Sun Microsystems, and Avid Technologies represented 28.7%, 16.9%, and 15.8% of our total revenue, respectively, for the three months ended October 1, 2000. Although we are attempting to expand our base of OEMs and resellers, most of our future revenue may come from a small number of customers.

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

OUR SUCCESS IS DEPENDENT UPON ACCEPTANCE OF FIBRE CHANNEL TECHNOLOGY AND THE GROWTH OF THE EMERGING SAN MARKET.

     Our SAN InSite management software, switches, hubs and transceivers are used exclusively in SANs. Accordingly, widespread adoption of SANs is critical to our future success. The market for SANs and related software, switches, hubs and transceivers has begun to develop only recently and is evolving rapidly. Because the SAN market is new, it is difficult to predict its potential size or future growth rate. SANs are often implemented in connection with deployment of new storage systems and servers. Potential end-user customers that have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, such as SANs. Our success in generating revenue in this emerging SAN market will depend on, among other things, our ability to:

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

COMPETING TECHNOLOGES MAY EMERGE AND WE MAY FAIL TO ADOPT NEW TECHNOLOGIES ON A TIMELY BASIS. FAILURE TO UTILIZE NEW TECHNOLOGIES MAY DECREASE THE DEMAND FOR OUR PRODUCTS.

     During the last fiscal year, the development of competing technologies, such as Ethernet IP, have been discussed as alternatives to SANs. If we are unable to identify new technologies in a timely manner and efficiently utilize such new technologies in our product development efforts, the demand for our current products may decrease significantly and rapidly, which would harm our business.

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

     For switch sales, we compete primarily with Brocade Communications and McDATA, Qlogic Corporation. For hub sales, we compete primarily with Emulex Corporation and Gadzoox Networks. For transceiver sales, we compete primarily with Finisar, Hewlett-Packard and IBM. Although we do not believe that any other vendor offers comprehensive SAN interconnect management software that directly competes with ours, other vendors, such as Brocade and Gadzoox, provide single point-device managers for either switch or hub products, but not across multiple interconnect devices, including switches, hubs and transceivers. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. Furthermore, larger companies in other related industries or our customers may develop or acquire technologies and apply their significant resources, including their distribution channels and brand recognition, to capture significant SAN market share. Therefore, we may not be able to compete successfully in the SAN market.

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

     We rely on K*TEC Electronics, an outside contract manufacturing firm, to manufacture, store and ship our products. We share K*TEC's manufacturing capacity with numerous companies whose manufacturing needs may conflict with ours. If K*TEC is unable or unwilling to complete production runs for us in the future, or experiences any significant delays in completing production runs or shipping our products, the manufacturing and sale of our products would be temporarily suspended. We have in the past experienced delivery problems based on capacity constraints for production, test and material supply. If our product volume requirements increase, we may find it necessary to augment our manufacturing capacity by exploring new subcontract manufacturers. We may not be successful in finding qualified manufacturers that meet our needs. An interruption in supply of our products, or additional costs incurred to qualify and shift production to an alternative manufacturing facility, would significantly harm our business, results of operations and financial condition.

     On October 10, 2000, Kent Electronics announced that it had sold K*TEC Electronics to Thayer-Blum Funding II LLC. K*TEC Electronics has assured us that the sale will not affect its ability to meet our manufacturing needs. However, we cannot be certain that K*TEC will continue to operate in the same manner as before the sale or be able to meet our manufacturing requirements without additional cost, or at all.

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

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO HIRE AND INTEGRATE QUALIFIED PERSONNEL, WE MAY NOT BE SUCCESSFUL.

     Our success depends to a significant degree upon the continued joint contributions of our senior management, including James M. McCluney, president and chief executive officer, Kurtis L. Adams, Chief Financial Officer, Thomas Hughes, Vice President, Product Development and Stuart Berman, Chief Technology Officer. The loss of one or more of our senior management personnel could harm our sales or delay our product development efforts. Additionally, some members of our senior management team joined us only recently. Because of the limited time in which our management team has been working together, we cannot assure you that management will be able to work effectively as a team.

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

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES SIGNIFICANTLY, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

     Our revenue from international sales represented 35.6% of our total revenue for the three months ended October 1, 2000 and 31.4% for the three months ended October 3, 1999. We plan to expand our international sales activities significantly, especially in Europe and Asia. Our international sales growth will be limited if we are unable to establish relationships with international distributors, establish foreign operations, effectively manage international sales channels, hire additional personnel and develop relationships with service organizations. We cannot be certain that we will be able to establish, generate and build market demand for our products internationally. Our international operations will be subject to a number of risks, including:

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     Substantially all of our cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. However, all of our cash equivalents and investment securities at October 1, 2000 mature within one year. As a result, we believe that the market risk arising from our holdings of these financial instruments is immaterial. In addition, all of our sales are made in U.S. dollars and, consequently, we believe our foreign currency exchange rate risk is immaterial. We do not have any derivative instruments and do not engage in hedging-transactions.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's Registration Statement on Form S-1 (No. 333-81347) for its initial public offering of its Common Stock became effective September 30, 1999, covering an aggregate of 4,945,000 shares of Common Stock, including the underwriters' over-allotment. A total of 4,945,000 shares of the Company's common stock was sold at a price of $18.00 per share to an underwriting syndicate led by BancBoston Robertson Stephens, Inc., Bear, Stearns & Co. Inc. and Needham & Co., Inc. The Offering commenced on October 1, 1999 and closed on October 15, 1999. The initial public offering resulted in gross proceeds of approximately $89.0 million, of which approximately $6.2 million was applied toward the underwriting discount. Net proceeds to the Company were $82.8 million. Expenses related to the offering totaled approximately $1.4 million. Through October 1, 2000, the proceeds were applied to repay an 8.69% promissory note and accrued interest due to Western Digital totaling approximately $2.0 million, a line of credit borrowing totaling $2.8 million and a note payable to a bank of $7.5 million. In addition, $2.2 million was used to repay capital lease obligations, $2.4 million was used to purchase property and equipment and $16.8 million was used for working capital and general corporate purposes. The Company has invested the remaining net proceeds in short-term, investment grade, interest-bearing securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit
     Number          Description
     -------         -----------
     3.1 (1)         Amended and Restated Certificate of Incorporation (Exhibit 3.2)

     3.2 (1)         Bylaws (Exhibit 3.4)

     4.1 (1)         Form of Registrant's Common Stock Certificate

     27.1            Financial Data Schedule

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

Dated:  November 15, 2000          VIXEL CORPORATION
                                   (Registrant)

                                   /s/  Kurtis L. Adams
                                   ---------------------------
                                   Kurtis L. Adams

                                   Chief Financial Officer, Vice President of
                                   Finance, Secretary and Treasurer
                                   (Authorized Officer and Principal
                                   Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number             Description
-------            -----------
3.1 (1)            Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2 (1)            Bylaws (Exhibit 3.4)

4.1 (1)            Form of Registrant's Common Stock Certificate

 27.1              Financial Data Schedule

(1)  Incorporated by reference to designated exhibits to Company's Registration
     Statement on Form S-1 (SEC File No. 333-81347), declared effective on
     September 30, 1999.