Form 10-K
period 2000-12-31
VIXEL CORP
filed 2001-03-29
CIK 1087955

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NO. 000-27221
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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b)OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON STOCK, $0.0015 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of the Registrant's Common Stock on March 1, 2001, as reported on the National Association of Securities Dealers Automated Market, was approximately $43,742,648.*

     As of March 1, 2001, the Registrant had outstanding 23,860,088 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated by reference into Part III of this Form 10-K portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 22, 2001, which definitive proxy statement shall be filed with the Securities and Exchange Commission on or before April 30, 2001.

* The aggregate market value calculation excludes 5,442,131 shares of common stock held by directors and officers and stockholders whose beneficial ownership exceeds 5 percent of the shares outstanding at March 1, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               VIXEL CORPORATION

                                   FORM 10-K

                                     INDEX

                                                                        PAGE
                                                                        ----
                                     PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   12
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   12

                                    PART II
Item 5.   Market For Registrant's Common Equity and Related
          Stockholder Matters.........................................   13
Item 6.   Selected Financial Data.....................................   14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   15
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   29
Item 8.   Financial Statements and Supplementary Data.................   29
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   29

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........   29
Item 11.  Executive Compensation......................................   29
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   29
Item 13.  Certain Relationships and Related Transactions..............   30

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   30
SIGNATURES............................................................   33

                   SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

     This Form 10-K (this "Report") contains forward-looking statements that involve risk and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential", "future", "intends" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks outlined on pages 20 through 29 and elsewhere in this Report. We assume no obligation to update any of the forward-looking statements after the date hereof to conform such statements to actual results or to changes in our expectations.

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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     We are a provider of comprehensive solutions in storage area networks, or SANs. SANs are networks that are specifically designed to interconnect computer systems and data storage devices. Our comprehensive SAN interconnect solutions consist of a variety of products that connect computers to data storage devices in a network configuration. Our products utilize the Fibre Channel protocol, which is an American National Standards Institute, or ANSI, defined standard for the transfer of information between computers and storage devices. Our Fibre Channel product portfolio consists of our SAN systems, which include our SAN management software, switches, hubs and transceivers sold with switch products and other components, which include our transceivers sold to original equipment manufacturers, or OEMs, for incorporation into their products. Our products enable data storage devices to connect to one or more computer systems and facilitate the reliable exchange of large amounts of data at high speeds. Our products are fully interoperable and designed to perform in concert so customers can easily deploy a range of SAN configurations, from simple point-to-point connections to more complex high-performance networks. By offering and supporting the key components necessary to connect servers and storage, we enable our customers to turn to one vendor for their SAN interconnect needs.

INDUSTRY BACKGROUND

     In recent years there has been a significant increase in the volume of data created, processed and accessed throughout the enterprise. This growth has been fueled by the rapid expansion of the Internet, measured both by the number of users as well as the number of web-based corporate initiatives which require continuous access to critical business information 24 hours a day, seven days a week. Also, rapid growth of data-intensive applications, such as online transaction processing, e-commerce, Web hosting, data warehousing, data mining, enterprise resource management and the sharing of multimedia-based information, has dramatically increased the need for high-capacity, high-performance storage devices and systems. This demand is compounded when organizations create redundant sources of data to enable continuous error-free access to data. The growth in stored data has been facilitated by the continued decline in the cost per unit of storage capacity. International Data Corporation, or IDC, an independent research firm, in a report published in December 2000, estimated that the worldwide volume of stored data should grow from approximately 300,000 terabytes in 2000 to approximately
2.9 million terabytes in 2004, representing a compound annual growth rate of 77%.

     The need to support ever-increasing storage requirements presents enterprises with a number of significant challenges. Traditional server-to-storage connections have several limitations in meeting these challenges. To address the limitations, a family of Fibre Channel standards was developed to enable data to be transferred from one network device to another, allowing any server to access any storage device on the network. The family of Fibre Channel standards has acquired broad industry support and has been implemented in network configurations known as storage area networks, or SANs.

     Typical Fibre Channel SAN configurations include point-to-point connections between two devices, an arbitrated loop for up to 126 devices and a switched network, or fabric, which can enable the connection of millions of devices. These configurations allow SANs to meet a wide variety of storage and network requirements, from the smallest server-to-storage configuration to complex enterprise networks. IDC, in a report published in February 2000, estimated that worldwide revenue from Fibre Channel hub and switch products should grow from approximately $44 million in 1999 to $4.2 billion in 2003, representing a compound annual growth rate of over 75%.

OUR FIBRE CHANNEL SAN SOLUTION

     We provide comprehensive SAN interconnect solutions that utilize a variety of devices to connect computers to storage devices in a network configuration. We offer a broad portfolio, which includes our:

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

     Our SAN interconnect solutions provide customers with the following key benefits:

     Our broad product portfolio addresses a wide spectrum of storage requirements. We offer a wide range of high-performance Fibre Channel interconnect products, including fabric switches that support scalable Fibre Channel device connections, managed and entry-level hubs that support arbitrated loop SAN configurations and transceivers that enhance data transport and device connectivity throughout the SAN. Our switches, managed hubs and transceivers are proactively managed from a single platform by our SAN InSite interconnect management software and support a wide range of SAN configurations. Because we design our own Application Specific Integrated Circuits, or ASICs, that drive the performance capabilities of our products, we are able to develop solutions that meet varying data storage requirements.

     Our software provides comprehensive SAN management. Our SAN InSite(TM) software is a unified platform that offers a single system view from one computer screen down to the port level of our fabric switches, managed hubs and transceivers. It provides comprehensive status, control and diagnostics for these devices under a single management software umbrella. It is also designed to seamlessly integrate with other enterprise software applications, such as storage management and network management platforms. As a result, storage network management functions, such as proactive monitoring, reporting, policy management, security and fault tolerance, can be integrated and optimized across our devices in the SAN. We believe this comprehensive network management solution enhances SAN performance, offers high rates of data availability, promotes network stability and reduces enterprise information technology staffing, training and support requirements.

     Interoperability of our products optimizes SAN deployment and functionality. We design standards-based interoperability into our products from the beginning of the design cycle. Our switches, hubs, transceivers and SAN management software are engineered to perform in concert to handle the rigorous requirements of enterprise networks and enable highly-available, scalable and manageable SANs. Furthermore, because our products adhere to Fibre Channel ANSI standards, they are compatible with other Fibre Channel standards-based products. Also, our SAN InSite software has been designed to interoperate with other enterprise management applications. We believe our enhanced interoperability allows our OEMs and resellers to streamline the testing and qualification process and minimize their time to market. We also believe the interoperability of our products reduces end users' deployment time and enhances the functionality and performance of their SANs.

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

OUR STRATEGY

     Our objective is to expand our position as a developer and supplier of comprehensive SAN interconnect solutions. Key elements of our strategy include the following:

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

     Leverage our technology platforms and expertise to address rapidly evolving market demands. We seek to leverage our proven Fibre Channel expertise to continually develop an expanding range of products in key areas of the SAN interconnect, including fabric switches, hubs and the software that manages SAN interconnects. We believe our extensive Fibre Channel expertise, our internally developed ASICs, and our experienced engineering teams enable us to rapidly develop and market products that address evolving market demands. To enhance our technological advantage, we plan to continue to invest significant engineering resources in product development.

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

     Partner with major storage solutions providers. We intend to continue to expand our relationships with key storage system and server OEMs, resellers, and other leading Fibre Channel component and device vendors. We have established strategic relationships with several industry leaders to provide certified solutions that are turn key in nature and provide ease of implementation. These solutions have primarily focused on server clustering, data protection for network attached storage, or NAS, data back up and mirroring applications and video content delivery and editing. Examples of recently established solution relationships include LAN free tape back up solutions for the Windows NT market with Spectra Logic, Computer Associates, Veritas Software and Qlogic, and a multi-vendor SAN clustering solution targeted at entry level SANs with LSI Logic. We will also seek to accelerate time to market and simplify deployment of our solutions by continuing to expand our test and verification lab, the Vixel Verification Lab, or the V2 Lab, and by initiating pre-certification programs with additional storage solutions providers in our new Solutions Interoperability Lab.

     Expand our distribution channels. We have relationships with several OEMs, including Avid Technology, Compaq, Groupe Bull, Hitachi, IBM, NEC, Sun Microsystems and Unisys. We plan to expand our OEM base, introduce new products, develop new markets and leverage the systems and service capabilities of industry-leading OEMs. As end-user awareness of Fibre Channel benefits increases, we believe that resellers, including distributors and value added resellers, or VARs, have the potential to become significant sources of revenue. Our current domestic distributors are Bell Microproducts, Ingram Micro and Tech Data. In addition we have established relationships with Four Leaf Technologies, Netcom Storage, Nissho Electronics, Solkenix International and Technology Distribution Group for distribution of our products in Europe and Asia Pacific. We intend to establish additional relationships with distributors and VARs in order to further increase our market presence.

     Promote the Vixel brand. We plan to continue building awareness of the Vixel brand. We believe an established brand will become increasingly important as our distribution channels expand to include resellers. To promote our brand, we plan a range of marketing programs, including trade show participation, advertising in print publications, direct marketing and public relations.

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

  SAN InSite SAN Management Software

     Our SAN InSite SAN management software has evolved through seven releases spanning over three years of development to become a comprehensive product to allow isolation and resolution of problems in a SAN. SAN InSite was created and designed from a SAN administrator's perspective leveraging our in-depth SAN and Fibre Channel experience. Our newest version of SAN InSite provides comprehensive management functionality across heterogeneous SAN devices including host bus adapters, or HBAs, hubs, switches, routers, bridges and disks. SAN InSite provides discovery, monitoring, and management of these devices to allow proactive fault and error analysis of the configuration information and data moving through the SAN.

     Key features of SAN InSite management software are:

     - Discovery/Identification and Advanced Interconnect Display. SAN InSite includes advanced discovery techniques to find SAN components and identify and display them in either a tree type view for asset control, or an advanced topology view to at-a-glance determine the physical interconnect and health of each of the devices.

     - Monitoring and Reporting. SAN InSite automatically monitors devices in the SAN, alerting the user to changes in health and configuration. Detailed performance graphs are provided for Vixel devices to represent both consolidated throughput and individual throughput on each port of the switches and hubs.

     - Built-in fault management. Monitoring the health and state of the SAN devices, SAN InSite reports configuration changes or faults to a standard logging mechanism. In addition, critical problems can be emailed immediately to the administrator for resolution before a user on the network ever recognizes a problem existed.

     - Advanced device configuration management and diagnostics. A rich set of advanced diagnostic tools allows support personnel to test and verify communications with new server or storage devices. Using SAN InSite's intuitive graphical user interfaces, the user can quickly configure our switches and managed hubs for specific application requirements. We believe this simplified interface minimizes training and staffing requirements, presents a consistent look and feel across our Vixel devices and gives customers cost-effective, flexible options for configuring a variety of SAN applications.

     - Integrated with other leading management software vendor. SAN InSite is integrating with many leading storage and system management providers in an ongoing effort to advance SAN deployment and acceptance throughout the networking industry. SAN InSite has been certified with Computer Associates TNG framework furthering the ease of use and tool integration between framework vendors and storage management vendors.

  Vixel 7000, and Vixel 8100 Series Fibre Channel Switches

     Fibre Channel switches connect a wide range of server and storage devices and provide a high level of performance and flexibility in building large configurations in a SAN. The Vixel 8100 Fibre Channel fabric switch is our second-generation eight port switch and was made commercially available in June 1999. Enhancements to our Vixel 8100, with its patented architecture, have been engineered into our latest series of Fibre Channel switches, the Vixel 7000 series. The eight port Vixel 7100 and sixteen port Vixel 7200 were made commercially available in March 2000. We believe our Vixel 7000 series line is one of the highest performing, most cost-effective fabric switch offerings in the industry. In addition to supporting fabric switch functionality, our Vixel 8100 and Vixel 7000 series switches have the following significant features:

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

     - Support for non-fabric arbitrated loop devices in a fabric switch. A large number of devices currently deployed in SANs cannot communicate with fabric configurations. This patented capability of our Vixel 8100 and Vixel 7000 series switches enables these non-fabric arbitrated loop devices to benefit from attachment to a switched SAN environment.

     - Support for arbitrated loop or fabric-attached topologies by the same fabric port hardware. The flexible port architecture of the Vixel 8100 and Vixel 7000 series supports both arbitrated loop and fabric configurations and offers significant flexibility and interoperability when building SANs. The Vixel 8100 ships fabric ready and can also run in arbitrated loop mode. The Vixel 7000 series ships in either full fabric or arbitrated loop mode. When shipped in arbitrated loop mode, the Vixel 7000 series switches can be software upgraded to full fabric.

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

     - Scalable architecture. Multiple Vixel 8100 or Vixel 7000 series switches can be interconnected without sacrificing performance, enabling the creation of large, complex SANs referred to as meshed networks.

     - Extensive port buffering. Because of the extensive port buffering capabilities designed into our Vixel 8100 and Vixel 7000 series switches, data can be efficiently transported through our switch.

     In addition to the above features, our Vixel 7100 and Vixel 7200 switches are designed to provide the highest port density in a compact form factor. These switches are 1U (1.75 inches) in height and offer high port concentration to fully leverage the space in data center equipment racks.

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

     - Loop status indicators. An indicator light on the front of our hub products continuously reports to the operator, whether the SAN arbitrated loop is operating properly. Loop status also is reported through SAN InSite's graphical user interface on a management workstation. These loop status information features accelerate problem detection and resolution.

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

     In addition to the above features, our Vixel 2100 Zoning Managed Hub has a "Hub-on-a-chip" ASIC architecture and can be "zoned" into four separate segments. Our ASIC incorporated into the Vixel 2100 provides eight fully managed ports on a single chip. This innovative design strategy enables us to embed more functionality at a reduced cost and provide the customer with a highly efficient solution. The zoning feature of the Vixel 2100 allows it to be segmented into four separate arbitrated loops, each segment providing full 100 MBps bandwidth, for a variety of departmental and application uses. Zones can be created dynamically through SAN InSite software or under program control for variable applications such as tape backup.

  Vixel 1000 Entry-Level Hub

     Our Vixel 1000 entry-level hub provides a cost-effective solution that addresses SAN interconnect requirements, linking low and middle range servers with storage devices. Our Vixel 1000 hub supports full gigabit data transfer speeds and automatically bypasses failed or unused ports in a SAN. Its GBIC-based design allows customers to add, move or delete storage capacity and Fibre Channel devices on the SAN as needed. The flexible design of our entry-level hub also enables different combinations of copper, short wave optical and long-wave optical transceiver types in a single SAN solution.

  Transceivers

     Our transceivers provide fiber optic connectivity between devices installed in a SAN. Our fiber optic transceivers include GLMs, which are attachable modular interfaces for Fibre Channel host bus adapters and disk controllers, and GBICs, which are removable transceivers for switches, hubs, host bus adapters and disk controllers. Our current transceivers employ state-of-the-art vertical cavity surface emitting laser, or VCSEL, technology specifically designed for high-speed data transport among disk controllers, arbitrated loop hubs and fabric switches. We have been shipping gigabit GLMs and GBICs since September 1996.

OUR TECHNOLOGY

     Our Fibre Channel expertise across a wide range of Fibre Channel products and SAN configurations has enabled us to develop high-performance SAN interconnect solutions. Key components of our technology platform include the following:

     Leadership in SAN interconnect management software. We have a core competency in the development of SAN interconnect management software which provides us with a significant competitive advantage. We have leveraged our knowledge of SAN interconnect components such as fabric switches, managed and entry-level hubs, and transceivers to develop software that enables a comprehensive solution to SAN interconnect management.

     Switch architecture. We have developed a full-featured and high-performance architecture for our switches. Our switches incorporate advanced features, such as extensive port buffering, to offer high performance in a low-cost architecture. In addition, our switch architecture is scalable, facilitating development of new generations of switches, including our Vixel 7000 series switches that support more ports and faster transmission speeds. We have been issued two patents covering our switch architecture and our unique private loop switching functionality. Private loop switching is used in the majority of the installed SAN environments today.

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

     Designed-in interoperability. We design standards-based interoperability into our products from the beginning of the design cycle and thoroughly validate interoperability throughout the product release process. We facilitate robust interoperability testing and analysis of our products within a multi-vendor system environment in our V2 Lab. We believe that our investment of personnel and capital equipment in this facility has enhanced interoperability and reduced time to market for our OEM's and resellers. Our products also are extensively tested with other vendors' products to ensure cross-vendor interoperability. In addition, we use this lab to certify specific SAN application solutions thereby reducing the need for our distribution partners to undergo costly and timely testing processes. Additionally, in December 2000, we launched our Solutions and Interoperability Lab to facilitate robust interoperability testing and analysis of our products within a multi-vendor system environment and to validate multi-vendor SAN applications.

CUSTOMERS

     Our primary customers are original equipment manufacturers, or OEMs, and resellers who sell to end users and value added resellers, or VARs. During fiscal 2000, our top two OEMs were Compaq Computer and Sun Microsystems who represented 25.6% and 21.3% of revenue, respectively. Other current OEMs include Avid Technology, Groupe Bull, Hitachi, IBM, and Unisys Corporation. However, none of these customers represented more than 10.0% of our total revenue during the year. Our primary resellers are Bell Microproducts, Netcom Storage, Modern Tech Computer & Peripheral, Dot Hill, San Solutions S.A. and Nissho Electronics. In fiscal 2000, total revenue derived from distribution channel customers represented 19.6% of total revenue.

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

CUSTOMER SERVICE AND SUPPORT

     We emphasize customer service and support in order to provide our customers and their end users with the knowledge and resources necessary to successfully implement and integrate comprehensive, high-performance Fibre Channel solutions. We offer a variety of support options for our products, including extended hour support coverage and immediate product replacement options. Our customer service and systems engineering teams provide extensive pre- and post-sale customer support, including consultation, network design and in-depth training on SAN technology and product implementation.

     In December 2000, we announced our new Solutions and Interoperability Lab at our Bothell, Washington headquarters. This lab enhanced our ability to provide service to our customers and to certify interoperability with a broad array of storage products. In addition to a staff of systems engineers and a wide variety of networking and storage equipment, we are using cooperative exchange agreements with industry leading storage providers to bring a wide range of storage products into the facility. Solutions partners and customers have made use of this facility, and the number of storage products that Vixel inter-operates with has grown significantly as a result.

     In addition, during 2000 we extended our training capabilities with investments in our SAN Knowledge Center and the development of an expanded offering of Fibre Channel SAN training courses. The SAN Knowledge Center is a resource that our resellers, partners and end users can use to develop SAN implementation skills and receive training on our products.

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

     As the markets for Fibre Channel products and SAN solutions evolve and as end-user awareness of the benefits of Fibre Channel increases, we believe an increasing volume of sales will occur through alternative distribution channels, including resellers and systems integrators. To support our reseller channel, we recently introduced our Vixel Integration Partner (VIP) program that provides select resellers with the advanced technical training and sales support necessary to successfully begin designing, installing and supporting complete, integrated SAN solutions. As the SAN market continues to develop, we are establishing additional relationships with select domestic and international resellers to reach additional markets and increase our geographic coverage. By serving the needs of both OEMs and resellers, we can leverage the strengths of our range of customers to further develop the Fibre Channel market and enhance our ability to address a large end-user base.

     We are expanding internationally by partnering with additional OEMs and resellers who have a strong international presence and are capable of selling and installing complex SAN solutions. In Europe, we have a number of distribution channel partners, including ACAL Electronics, Four Leaf Technologies, Groupe Bull, Hammer plc, Ideal Hardware Ltd., Infodip, Technology Distribution Group and Transformation Software Ltd. We currently distribute our products in Japan through our relationship with Nissho Electronics Corporation. We distribute our products in Asia, Australia and New Zealand through our relationships with ACA Pacific Ltd., Datastor, Modern Tech C&P Ltd., Netcom Storage, Royton Technologies Ltd., Scan Technology and Solkenix International Corporation.

     Our marketing efforts include, extending our strategic alliances, promoting the Vixel brand name, continuing our active participation in industry associations and standards committees, and participating in major trade show events and SAN conferences.

MANUFACTURING

     We outsource our manufacturing to K*Tec Electronics, a division of Thayer-Blum Funding II LLC. K*Tec is responsible for nearly all material procurement, assembly and testing, packaging and shipment of our products. We currently do not have a long-term supply contract with K*Tec. Therefore, they are not obligated to manufacture products for us, except as may be provided in particular purchase orders that they have accepted. We place purchase orders with them based on periodic forecasts. In the future, we may need to add new manufacturing partners to achieve higher production volumes and/or lower costs.

     While our manufacturing partner is responsible for all facets of the manufacturing process, we are directly involved in qualifying and designating suppliers and the key components that are used in our products. Most of our product components can be obtained from multiple qualified manufacturers. While most of the materials used in our products are standard, some are proprietary or sole sourced and require extended lead times. Although we design our own ASICs, they are manufactured by LSI Logic and Philips Semiconductors (formerly VLSI). Motorola and Intel are currently our sole suppliers for microprocessors. In addition, we license software for our hubs and switches from Wind River Systems and Rapid Logic. Our supply management team works closely with strategically important suppliers who offer proprietary or sole-sourced products. In addition, our operations team is focused on production test equipment development, manufacturability, effective transfer of products from development to production, monitoring of supplier performance and quality, demand and build forecasting, and scheduling.

RESEARCH AND DEVELOPMENT

     Our research and development efforts are focused on developing hardware and software products that enable our customers to design and deploy high performance SANs.

     Our switch and hub developments are focused on enhancing real-life data throughput and lowering the total cost of ownership of complex SANs. Significant improvements in performance, maintainability and fault isolation have been made possible by the development of highly integrated ASICs. These development efforts have allowed us to increase port density and double the transmission speed of products under development from the current one gigabit per second speeds to two gigabits per second. Further, in a joint development agreement with Lucent Technologies we are integrating our Fibre Channel switching technology with their OptiStar OC-48 and Gigabit Ethernet switching product. The resulting product delivers Fibre Channel data over Internet Protocol based networks. Our focus on performance is not only limited to hardware development. We are developing our SAN interconnect management software, SAN InSite, to provide very high levels of management capabilities both for our products and those of other vendors.

     In addition to the development of very high performance hardware, our research and development team is a key driver in the industry's focus on interoperability between devices manufactured by different vendors. This effort will enable devices of different manufactures to be deployed within the same SAN in many applications. In continuing development of our core technologies, we plan to partner with other leading providers of SAN technologies, products and services to jointly develop high performance SAN products and to play an active role in supporting industry standards.

     Our research and development expenses were $15.6 million in fiscal 2000. We believe that our research and development efforts are key to our ability to maintain technical competitiveness and to deliver innovative products that address the needs of the market. However, our product development efforts may not result in commercially viable products, and our products may be made obsolete by changing technology or new product announcements by us, or our competitors.

COMPETITION

     The SAN interconnect market has become increasingly competitive. New SAN-enabled products are being offered by a growing number of server, storage, tape and storage management vendors. Because we offer a broad product portfolio, each of our products competes with a different set of competitors. For fabric switch sales, we compete primarily with Brocade, McDATA and Qlogic. For hub sales, we compete primarily with Emulex and Gadzoox. For transceiver sales, we compete primarily with Finisar, Hewlett-Packard and IBM. For SAN management software sales, we compete primarily with SANnavigator, Inc., Veritas Software and Prisa Networks. As the market for SAN interconnect products grows, we may face competition from traditional networking companies and other manufacturers of networking equipment. These networking companies may enter the SAN interconnect market by introducing their own products or by acquiring or entering into an alliance with an existing SAN interconnect provider. It also is possible that our OEMs could develop and introduce products competitive with our product offerings.

     We believe the primary competitive factors in the SAN interconnect market include: product performance and features; product quality, reliability and interoperability; ability to meet delivery schedules; the size of installed customer base; price; strength of distribution channel; and customer service and technical support. We believe we compete favorably with our competitors on several of these factors. However, because many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales and marketing resources, they may have larger distribution channels, access to more customers and a larger installed customer base than we do. These competitors may be able to undertake more extensive marketing campaigns and adopt more aggressive pricing policies than we can. To remain competitive, we believe we must, among other things, invest significant resources in expanding our distribution channels, developing new products and enhancing our current products. If we fail to do so, our products will not compete favorably with those of our competitors, which will significantly harm our business.

INTELLECTUAL PROPERTY

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

     In September 2000 we were awarded a patent on private loop switching technology. The patent defines ways to interconnect devices through a switch without the complexities of full fabric services support. In February 2001 we were awarded a patent on our Fibre Channel switching technology that covers unique areas of our architecture that have allowed us to adopt our products along with the industry evolution to higher speeds and different interfaces. We have also been awarded one patent with respect to our GBIC transceivers.

     As of December 31, 2000, we had four pending United States patent applications and pending patent applications in selected countries abroad with respect to a broad scope of SAN technology including our SAN management capabilities and switch and hub architecture. However, it is possible that patents may not be issued for the pending applications and that our issued patents may not adequately protect our technology from infringement or prevent others from claiming our technology infringes that of third parties. All our software products have copyright notices. We own several trademarks, including Vixel and SAN InSite. We also rely on trade secret law and contractual provisions to protect our intellectual property, including technology development, which we have determined not to patent or copyright, or which is not capable of more formal protection.

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

EMPLOYEES

     As of December 31, 2000 we had 196 employees, of which 88 were engaged in research and development, 52 in sales, marketing and customer service and support, 26 in operations and 30 in finance, administration and information services. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and their ages as of December 31, 2000 were as follows:

                  NAME                    AGE                         POSITION
                  ----                    ---                         --------
James M. McCluney.......................  49     President, Chief Executive Officer and Chairman of
                                                 the Board of Directors
Kurtis L. Adams.........................  46     Chief Financial Officer, Vice President of Finance,
                                                 Secretary and Treasurer
Stuart B. Berman........................  44     Chief Technology Officer
Thomas Hughes...........................  41     Vice President of Product Development
Edmund J. Reilly........................  59     Vice President of Customer Service and Support

     James M. McCluney has served as our president, chief executive officer and director since April 1999 and the chairman of the board of directors since January 2000. From October 1997 to January 1999, he served as president and chief executive officer of Crag Technologies, formerly Ridge Technologies, a storage system manufacturer. From October 1994 to September 1997, Mr. McCluney served in various positions at Apple Computer, including senior vice president of worldwide operations and vice president of European operations.

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

     Thomas Hughes has served as our vice president of product development since March 2000. Mr. Hughes was president from August 1997 to January 2000 and chief operating officer from June 1995 to August 1997 of V Band Corporation, a provider of hardware and software-based mission critical digital telecommunications systems for the financial services industry.

     Edmund J. Reilly has served as our vice president of customer service and support since March 2000. From May 1999 to December 1999, he served as a management consultant for CVS.com, an internet based pharmacy. From June 1998 to May 1999, Mr. Reilly was president and chief executive officer of AmiSoft Corporation, an ERP software developer. From February 1997 to June 1998, he served as president and chief operating officer of Stellar One Corporation, a hardware, software and services provider to the telecommunications market. From January 1994 to February 1997, Mr. Reilly was vice president of Asia Pacific operations for Motorola Corporation.

ITEM 2. PROPERTIES

     Our corporate headquarters are located in Bothell, Washington and occupy approximately 43,000 square feet. Our lease for this facility expires in January 2002 and includes one extension option for a term of three years. In addition, we have a research and development and sales facility located in Irvine, California that occupies approximately 13,000 square feet. Our lease for this facility expires in November 2002. We also lease four domestic sales offices in West Covina, California, Colorado Springs, Colorado, Gloucester, Massachusetts and Nashua, New Hampshire and one international sales office in Bejing, China.

ITEM 3. LEGAL PROCEEDINGS

     The Company was not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the Nasdaq National Market System under the symbol "VIXL." Public trading of our common stock commenced on October 1, 1999. Prior to this time, there was no public market for our stock. The following table summarizes our common stock's high and low sales price for the periods indicated as reported by the Nasdaq National Market System.

                                                               HIGH      LOW
                                                              ------    ------
2001
First Quarter (through March 1, 2001).......................  $ 4.25    $ 1.38

2000
First Quarter...............................................  $33.50    $15.00
Second Quarter..............................................  $17.13    $ 6.50
Third Quarter...............................................  $ 9.38    $ 4.31
Fourth Quarter..............................................  $ 7.00    $ 1.03

1999
Third Quarter (from October 1, 1999 to October 3, 1999).....  $53.50    $41.00
Fourth Quarter..............................................  $50.25    $17.00

     As of March 1, 2001 there were approximately 312 stockholders of record and there are a substantially greater number of Vixel Corporation beneficial owners. We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not currently anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company did not sell any unregistered securities during 2000.

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

     The Company's Registration Statement on Form S-1 (No. 333-81347) for its initial public offering of its common stock became effective September 30, 1999. A total of 4,945,000 shares of the Company's common stock was sold at a price of $18.00 per share, including the underwriters over-allotment. The initial public offering resulted in gross proceeds of approximately $89.0 million, of which approximately $6.2 million was applied toward the underwriting discount. Net proceeds to the Company were $82.8 million. Expenses related to the offering totaled approximately $1.4 million. Through December 31, 2000, the proceeds were applied to repay a $2.0 million promissory note due to Western Digital, a line of credit borrowing totaling $2.8 million and a note payable to a bank of $7.5 million. In addition, $2.9 million was used to repay capital lease obligations, $3.2 million was used to purchase property and equipment and $21.3 million was used for working capital and general corporate purposes. The Company has invested the remaining net proceeds in short-term, investment grade, interest-bearing securities.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information appearing elsewhere in this Annual Report on Form 10-K. We derived the statement of operations data for the fiscal years ended January 3, 1999, January 2, 2000 and December 31, 2000, and the balance sheet data as of January 2, 2000 and December 31, 2000, from the audited financial statements in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended December 29, 1996 and December 28, 1997 and the selected balance sheet data set forth below for us as of December 29, 1996, December 28, 1997 and January 3, 1999, is derived from our audited financial statements not included in this Annual Report on Form 10-K. Net loss available to common stockholders shown below includes our net loss, as well as the accretion related to our redeemable preferred stock.

                                                              FOR THE FISCAL YEAR ENDED
                                       ------------------------------------------------------------------------
                                       DECEMBER 29,    DECEMBER 28,    JANUARY 3,    JANUARY 2,    DECEMBER 31,
                                           1996            1997           1999          2000           2000
                                       ------------    ------------    ----------    ----------    ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenue
  SAN systems........................    $    163        $  3,282       $ 15,222      $ 25,159       $ 29,610
  Components.........................       6,778          19,501         24,223        13,668          3,599
                                         --------        --------       --------      --------       --------
         Total revenue...............       6,941          22,783         39,445        38,827         33,209
Cost of revenue......................       7,342          19,047         36,199        28,211         21,732
                                         --------        --------       --------      --------       --------
Gross profit (loss)..................        (401)          3,736          3,246        10,616         11,477
                                         --------        --------       --------      --------       --------
Operating expenses
  Research and development...........       4,474           9,360         11,110        12,788         15,570
  Acquired in-process technology.....       8,633              --          5,118            --             --
  Selling, general and
    administrative...................       3,549           7,629         14,521        13,643         17,437
  Amortization and writedown of
    goodwill and other intangibles...         167             222          2,057         1,362          2,159
  Amortization of stock based
    compensation.....................          36              50             --         4,368          2,892
                                         --------        --------       --------      --------       --------
         Total operating expenses....      16,859          17,261         32,806        32,161         38,058
                                         --------        --------       --------      --------       --------
Loss from operations.................     (17,260)        (13,525)       (29,560)      (21,545)       (26,581)
Other (expense) income, net..........        (392)           (234)         8,327          (802)         3,024
                                         --------        --------       --------      --------       --------
Net loss.............................    $(17,652)       $(13,759)      $(21,233)     $(22,347)      $(23,557)
                                         ========        ========       ========      ========       ========
Net loss available to common
  stockholders.......................    $(17,693)       $(13,955)      $(21,424)     $(22,495)      $(23,557)
                                         ========        ========       ========      ========       ========
Basic and diluted net loss per
  share..............................    $ (56.87)       $ (18.90)      $  (8.77)     $  (2.97)      $  (1.04)
                                         ========        ========       ========      ========       ========
Weighted-average shares
  outstanding........................         311             738          2,444         7,572         22,710
                                         ========        ========       ========      ========       ========

                                       DECEMBER 29,    DECEMBER 28,    JANUARY 3,    JANUARY 2,    DECEMBER 31,
                                           1996            1997           1999          2000           2000
                                       ------------    ------------    ----------    ----------    ------------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents............    $ 19,883        $  3,776       $  3,841      $16,706        $17,066
Short-term investments...............          --              --          2,490       44,650         25,636
Working capital......................      18,477           2,352            285       58,820         39,114
Total assets.........................      29,374          19,934         28,165       84,081         62,931
Long-term obligations and noncurrent
  portion of capital leases..........       6,012           6,057         13,856        4,406          1,510
Mandatorily redeemable preferred
  stock..............................      19,327          19,523         19,993           --             --
Total stockholders' equity
  (deficit)..........................     (18,937)        (14,030)       (19,924)      65,695         46,945

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data in Item 6 and the financial statements and the related notes referenced elsewhere in this Report.

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

     We derive substantially all of our revenue from the sale of SAN interconnect products, including switches, hubs and transceivers. We currently include our SAN InSite software with our switches and managed hubs and do not sell this software separately from our other products. However, we are in the latter stages of developing a version of our SAN InSite software that we intend to license for a fee in the future. SAN systems revenue consists of revenue generated from our SAN switches, hubs and transceiver products sold as a result of selling our switches and hubs. Component revenue consists primarily of revenue generated from the sale of our transceiver products to original equipment manufacturers, or OEMs, for use in their products.

     We sell our products primarily to a limited number of original equipment manufacturers. Compaq Computer and Sun Microsystems represented 25.6% and 21.3% of revenue, respectively, for fiscal 2000. During 1999, Compaq Computer and Sun Microsystems represented 29.9% and 24.5% of revenue, respectively. No other individual customer represented more than 10.0% of our total revenue in those periods. While we are seeking to diversify our customer base and expand the portion of our revenue that is derived from sales through various distribution channels, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of OEMs. We may not be successful in our efforts to diversify our customer base and the loss of one of our key customers could significantly reduce our total revenue.

     During fiscal 2000 and 1999, 19.6% and 6.6%, respectively, of our total revenue was derived from sales to distribution channel customers. We plan to expand our sales channels to include systems integrators, VARs and additional distributors in the United States and internationally.

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

     Our gross profit as a percentage of total revenue is affected by the mix of products sold, sales channels and customers to which our products are sold. Our gross profit as a percentage of total revenue also is affected by fluctuations in manufacturing volumes and component costs, manufacturing costs charged by our contract manufacturer, new product introductions, changes in our product pricing and estimated warranty costs. We expect that average unit selling prices for our products will decline over time in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors and other factors. We seek to maintain gross profit as a percentage of total revenue by selling a higher percentage of higher margin products and reducing the cost of our products through manufacturing efficiencies, design improvements and cost reductions for components.

     Since September 1999, we have outsourced our product manufacturing to one contract manufacturer, K*Tec Electronics, a division of Thayer-Blum Funding II LLC. K*Tec also provides distribution and repair operations and most of our materials management. We purchase certain components directly from suppliers and resell them to K*Tec at our cost and recognize no revenue from these transactions. We also outsource the manufacturing of our ASICs to third-party manufacturers that ship these components to K*Tec for assembly.

     In connection with the grant of stock options to employees and consultants during 1999, we recorded stock-based compensation of $9.8 million. Stock-based compensation is presented as a reduction of stockholders' equity. The balance is expensed on a graded vesting method over the vesting period of the options. During fiscal 1999 and 2000, we recognized $4.4 million and $2.9 million, respectively, of the stock-based compensation as compensation expense.

     Since our inception, we have incurred significant losses. As of December 31, 2000, we had operating loss carryforwards of $66.0 million for federal income tax purposes. These operating loss carryforwards expire on various dates through 2020. We have recorded a valuation allowance equal to the gross deferred tax asset balance because our accumulated deficit, history of recurring net losses and possible limitations on the use of carryforwards give rise to uncertainty as to whether the deferred tax assets are realizable. Further, these operating loss carryforwards could be subject to usage limitations due to changes in our ownership resulting from equity financings.

     As of December 31, 2000, we had an accumulated deficit of $102.1 million and we expect to continue to incur significant losses for the foreseeable future. We also expect to incur significant product development, sales and marketing and administrative expenses. We cannot be certain that we will ever realize sufficient revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

ACQUISITIONS AND DIVESTITURES

     In February 1998, we acquired Arcxel Technologies, Inc. for a total purchase price of $14.8 million. Arcxel was a developer of Fibre Channel switches for the SAN market. We acquired this switch company to obtain products and technology to expand our total SAN interconnect portfolio of products to include management software, switches, managed hubs, entry-level hubs and transceiver products. At the time of the acquisition, Arcxel had just introduced its first product, a Fibre Channel switch.

     Also at the time of the Arcxel acquisition, in-process development projects included an ASIC, a fabric switch and a switching hub. Both the fabric switch and the switching hub were being designed to use the in process ASIC, which was the key technology being developed by Arcxel. Of the total value of the acquired in-process technology, approximately 74% was associated with the ASIC which was estimated to be 70% complete at the time of the acquisition, approximately 22% was associated with the fabric switch which was estimated to be 27% complete and approximately 4% was associated with the switching hub which was estimated to be 8% complete. The value of the in-process technology related to each of these projects was determined by estimating the future net cash flows resulting from products anticipated to result from these projects and discounting the net cash flows to the date of acquisition using a discount rate of 35%. Since this acquisition, we completed the development of the ASIC and the fabric switch, which became our Vixel 8100 product. The Vixel 8100 began generating revenue in the quarter ended July 4, 1999. Also, subsequent to the acquisition, we decided not to complete the development of the switching hub that was in process, rather we are devoting our resources to developing other fabric switches that will use the ASIC that was in development at the time of the acquisition.

     In February, 1998 we sold substantially all of our laser diode fabrication laboratory and gigabit Ethernet transceiver product line, which was located in Colorado. We received cash proceeds of $7.2 million and the acquirer assumed the net liabilities associated with the operations. As a result of this transaction, we recorded a gain of approximately $9.1 million in fiscal 1998.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of revenue, statement of operations data for the periods indicated:

                                                                   FOR THE FISCAL YEAR ENDED
                                                            ----------------------------------------
                                                            JANUARY 3,    JANUARY 2,    DECEMBER 31,
                                                               1999          2000           2000
                                                            ----------    ----------    ------------
Revenue
  SAN systems.............................................     38.6%         64.8%          89.2%
  Components..............................................     61.4          35.2           10.8
                                                              -----         -----          -----
          Total revenue...................................    100.0         100.0          100.0
Cost of revenue...........................................     91.8          72.7           65.4
                                                              -----         -----          -----
Gross profit..............................................      8.2          27.3           34.6
                                                              -----         -----          -----
Operating expenses
  Research and development................................     28.1          32.9           46.9
  Acquired in-process technology..........................     13.0            --             --
  Selling, general and administrative.....................     36.8          35.1           52.5
  Amortization and writedown of goodwill and other
     intangibles..........................................      5.2           3.5            6.5
  Amortization of stock-based compensation................       --          11.3            8.7
                                                              -----         -----          -----
          Total operating expenses........................     83.1          82.8          114.6
                                                              -----         -----          -----
Loss from operations......................................    (74.9)        (55.5)         (80.0)
Other income (expense), net...............................     21.1          (2.1)           9.1
                                                              -----         -----          -----
Net loss..................................................    (53.8)%       (57.6)%        (70.9)%
                                                              =====         =====          =====

     FISCAL YEARS ENDED JANUARY 3, 1999, JANUARY 2, 2000 AND DECEMBER 31, 2000

     Revenue. Total revenue was $39.4 million, $38.8 million and $33.2 million in fiscal 1998, 1999 and 2000, respectively. Our SAN systems revenue was $15.2 million, $25.2 million and $29.6 million in fiscal 1998, 1999 and 2000, respectively. The 65.3% increase in SAN systems revenue in fiscal 1999 compared with fiscal 1998 was the result of increased sales of each of our switch and hub products available in 1999. The 17.7% increase in SAN systems revenue in fiscal 2000 compared with fiscal 1999 was the result of increased sales of our switch products.

     Component and other revenue was $24.2 million, $13.7 million and $3.6 million in fiscal 1998, 1999 and 2000, respectively. Performance issues with our CD based transceiver products sold primarily in 1997 were identified in late 1998 and early 1999 and resulted in decreased purchases of our transceiver products in fiscal 1999 as compared with fiscal 1998. These performance issues combined with certain other warranty issues with our GLM transceiver products resulted in a further decrease in the purchases of our component products in fiscal 2000 as compared with fiscal 1999. We anticipate that our component revenue will continue to decrease as a result of our decision to focus our resources on the development, sales and marketing of our SAN systems products, as well as a result of some of our customers' perceptions of our transceiver performance problems.

     Gross profit. Cost of revenue includes the cost to acquire finished products from our third party manufacturer of our products, expenses we incur related to inventory management, product quality testing and customer order fulfillment, and provisions for warranty expenses and inventory obsolescence. Gross profit was $3.2 million, $10.6 million and $11.5 million in fiscal 1998, 1999 and 2000, respectively, representing 8.2%, 27.3% and 34.6% of total revenue, respectively. The increases in both absolute dollars and percentage of total revenue in 1999 as compared with 1998, and 2000 as compared with 1999, reflect a change in our product mix, as sales of switch and hub products increased while sales of transceivers declined. Our switch and hub products generally have higher gross margins than our transceiver products. In addition, fiscal 1998 gross profit was negatively affected as a result of recording a $3.6 million warranty provision for our GBIC transceivers and a writedown in the fourth quarter of fiscal 1998 of developed technologies capitalized as part of our purchase of Arcxel Technologies. The increase in our warranty provisions in fiscal 1998 related to the estimated costs to repair or replace those transceiver products that contain lasers that are showing signs of faster deterioration than we historically have experienced.

     Research and development expenses. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and sustaining engineering of our products, consulting and outside service fees, costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses were $11.1 million, $12.8 million and $15.6 million in fiscal 1998, 1999 and 2000, respectively. The 15.3% increase in research and development expenses in fiscal 1999 compared with fiscal 1998 was due to increased development costs relating to our management software, switch and managed hub products. The 21.9% increase in research and development expenses in fiscal 2000 compared with fiscal 1999 was due to increased development costs relating to our management software and switch products and to two development agreements with third parties to embed our switch or ASIC technology into their products. We believe that continued investment in research and development is an essential element of our strategic objectives to design quality products while reducing costs and to leverage our technologies into new market opportunities. As a result, we expect these expenses to increase in the future.

     Acquired in-process technology. Acquired in-process technology expenses in fiscal 1998 related to our acquisition of Arcxel Technologies in February 1998. This acquired in-process technology was identified and valued by an independent third party at $5.1 million, 34.5% of the total purchase price, and was expensed immediately. The value of acquired in-process technology was determined by estimating future net cash flows resulting from products anticipated to result from the in-process projects and discounting the net cash flows to the date of acquisition.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, finance and information technology support functions, as well as professional fees, allowance for doubtful accounts receivable, trade shows and other marketing activities. Selling, general and administrative expenses for fiscal years 1998, 1999 and 2000 were $14.5 million, $13.6 million and $17.4 million, respectively. The decrease in both absolute dollars and as a percentage of total revenue in fiscal 1999 compared with fiscal 1998 is the result of expenses we recognized in fiscal 1998 in connection with our defense and settlement of certain patent lawsuits. The 27.8% increase in the selling, general and administrative expenses in fiscal 2000 compared with fiscal 1999 is primarily due to increases in sales and customer service and support personnel in 2000.

     Amortization and writedown of goodwill and other intangibles. Amortization and writedown of goodwill and other intangibles in fiscal 1998, 1999 and 2000 were $2.1 million, $1.4 million and $2.1 million, respectively, representing 5.2%, 3.5% and 6.5%, respectively, of total revenue. The decrease in fiscal 1999 compared with fiscal 1998 is primarily the result of a writeoff in fiscal 1998 of goodwill associated with capitalized developed technology written down in fiscal 1998. The increase in fiscal 2000 compared with fiscal 1999 is the result of an increase in the amortization of the intangible assets capitalized in conjunction with our purchase of Arcxel Technologies in February 1998.

     Amortization of stock-based compensation. Amortization of stock-based compensation in fiscal 1999 and 2000 was $4.4 million and $2.9 million, respectively, as a result of stock options granted to employees and consultants during fiscal 1999 for which we recorded stock-based compensation of $9.8 million. We incurred no amortization of stock-based compensation in fiscal 1998.

     Other income (expense), net. Other income (expense), net, consists of the gain or loss on the sale of business divisions or product lines, interest income, interest expense and other miscellaneous income or expense. Other income, net, was $8.3 million in fiscal 1998, other expense, net, was $802,000 in fiscal 1999 and other income, net was $3.0 million in fiscal 2000. Other income in fiscal 1998 included a one-time $9.1 million gain on the sale of our laser diode fabrication laboratory and gigabit Ethernet transceiver product line. Other expense, net in fiscal 1999 was primarily interest expense. Other income, net in 2000 was primarily interest income relating to our short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the sale of common stock and preferred stock with aggregate proceeds of approximately $114.3 million. Additionally, we have financed our operations through capital equipment lease lines, working capital credit facilities, notes payable and $6.9 million in net cash received from the sale of our laser diode fabrication facility and gigabit Ethernet product line. Our principal sources of liquidity at December 31, 2000 consisted of $17.1 million in cash and cash equivalents and $25.6 million in short-term investments.

     Cash utilized by operating activities was $14.4 million in fiscal 2000, due to net losses, as well as working capital required to fund our operations. Cash provided by investing activities was $15.9 million, primarily related to maturities of short-term investments, net purchases of short-term investments and capital expenditures of $3.1 million. Cash used in financing activities was $1.1 million, primarily due to payments on our capital leases and net proceeds from common stock issued under our Employee Stock Purchase Plan and stock option plans.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities," is effective as of January 1, 2001. These pronouncements establish accounting and reporting standards for derivative instruments and hedging activities which, among other things, require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those derivatives at fair value. The early adoption of SFAS No. 133 has not materially impacted our financial position, results of operations or cash flows.

     In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition." SAB 101 as amended provides guidance with respect to the SEC's interpretation of existing authoritative accounting guidance on the recognition of revenue in financial statements. Our adoption of SAB 101, effective January 3, 2000, has not materially impacted our financial position, results of operations or cash flows.

     The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Stock Based Compensation" in March 2000. FIN 44 provides guidance and clarification to the application of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Our adoption of FIN 44, effective July 1, 2000, has not materially impacted our financial position, results of operations or cash flows.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

WE HAVE INCURRED SIGNIFICANT LOSSES SINCE OUR INCEPTION, WE EXPECT FUTURE LOSSES, AND WE MAY NOT BECOME PROFITABLE.

     We have incurred significant losses since inception, most recently a net loss of $23.6 million for the fiscal year ended December 31, 2000, and expect to incur losses in the future. As of December 31, 2000, we had an accumulated deficit of $102.1 million. We cannot be certain that we ever will realize sufficient revenue to achieve profitability. We expect to incur significant product development, sales and marketing and administrative expenses, and we will need to generate significant revenue to achieve and maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

     Our revenue and results of operations have varied on a quarterly basis in the past and may vary significantly in the future due to a number of factors, many of which may cause our stock price to fluctuate. Some of the factors that could affect our operating results include:

     - the size, terms and fluctuations of customer orders, particularly orders from a limited number of original equipment manufacturers, or OEMs;

     - changes in general economic conditions and specific economic conditions in the computer storage and networking industries, such as a change in spending levels for information technology products;

     - the timing of customer orders, a large percentage of which are generated in the last month of the quarter;

     - our ability to attain and maintain sufficient reliability levels for our SAN interconnect products;

     - our ability to develop and market new products;

     - the timing of the introduction or enhancement of products by us, our OEMs and our competitors;

     - decreases in the prices at which we can sell our products;

     - the mix of products sold, as our switches and hubs typically have higher margins than our transceivers, and the mix of distribution channels through which our products are sold; and

     - the ability of our contract manufacturer to produce and distribute our products in a timely fashion.

     As a result of these and other factors, we believe that period to period comparisons of our operating results should not be relied upon as an indicator of our future performance. It is likely that in some future period our operating results will be below our guidance, your expectations or the expectations of public market analysts.

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

THE LOSS OF ONE OR MORE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUE.

     Our success will depend on our continued ability to develop and manage relationships with significant OEMs and resellers, as well as on the sales efforts and success of these customers. Compaq Computer and Sun Microsystems represented 25.6% and 21.3% of our total revenue, respectively, for the year ended December 31, 2000. Although we are attempting to expand our base of OEMs and resellers, most of our future revenue may come from a small number of customers.

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

OUR SUCCESS IS DEPENDENT UPON ACCEPTANCE OF FIBRE CHANNEL TECHNOLOGY AND THE GROWTH OF THE EMERGING SAN MARKET.

     Our SAN InSite management software, switches, hubs and transceivers are used exclusively in SANs. Accordingly, widespread adoption of SANs is critical to our future success. The market for SANs and related software, switches, hubs and transceivers is evolving rapidly and it is difficult to predict its potential size or future growth rate. Our success in generating revenue in this emerging SAN market will depend on, among other things, our ability to:

     - demonstrate the benefits of SANs and our SAN InSite management software, switch, hub and transceiver products to OEMs, resellers and end-users;

     - enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards;

     - develop, maintain and build relationships with leading OEMs and resellers; and

     - accurately predict the direction of industry standards and base our products on those industry standards.

Our failure to do any of these activities would adversely affect our ability to successfully compete in the emerging SAN market.

COMPETING TECHNOLOGIES MAY EMERGE AND WE MAY FAIL TO ADOPT NEW TECHNOLOGIES ON A TIMELY BASIS. FAILURE TO UTILIZE NEW TECHNOLOGIES MAY DECREASE THE DEMAND FOR OUR PRODUCTS.

     Emerging technologies, such as Ethernet IP and SCSI over IP, have been discussed as competing alternatives to SANs. If we are unable to identify new technologies in a timely manner and efficiently utilize such new technologies in our product development efforts, the demand for our current products may decrease significantly and rapidly, which would harm our business.

WE EXPECT THAT A GROWING PERCENTAGE OF OUR FUTURE REVENUE WILL BE DERIVED FROM OUR SWITCH AND MANAGED HUB PRODUCTS, OUR SAN MANAGEMENT SOFTWARE PRODUCTS, AND ROYALTIES FROM TECHNOLOGY DEVELOPMENT AGREEMENTS WITH CUSTOMERS, AND OUR SUCCESS WILL DEPEND ON WIDESPREAD ACCEPTANCE OF THESE PRODUCTS AND TECHNOLOGIES.

     Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high-quality, cost-effective products as well as product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. If we do not successfully develop, introduce and market new products, especially our switch and managed hub products, our revenue may decline. We expect to launch new products and upgrades to existing products, including our 2-gigabit Fibre Channel switches and our SAN InSite management software upgrade. Our future revenue growth will depend on the success of our upgrades and new product launches and product launches by customers for which we are developing products under technology development agreements and the success of our current switch and managed hub products. In addition, as we introduce new or enhanced products, we will have to manage successfully the transition from older products in order to minimize disruption in our customers' ordering patterns, avoid excessive levels of older product inventories and ensure that enough supplies of new products can be delivered to meet our customers' demands. To the extent customers defer or cancel orders in expectation of new product releases, any delay in development or introduction of new products could cause our operating results to suffer.

BECAUSE A SIGNIFICANT PORTION OF OUR REVENUE IS DERIVED FROM SALES OF ENTRY-LEVEL HUBS AND TRANSCEIVERS, WE ARE DEPENDENT ON CONTINUED WIDESPREAD MARKET ACCEPTANCE OF THESE PRODUCTS.

     We currently derive a significant portion of our revenue from sales of our entry-level hubs and transceivers. Although we anticipate our revenue from these products will decline in the future as we focus on the development of SAN system products and as management of SAN products becomes more important in larger, more complex SAN implementations, we expect that revenue from our entry-level hubs and transceivers will continue to account for a substantial portion of our total revenue for the foreseeable future. If the market does not continue to accept our entry-level hubs and transceivers, or if our revenue from these products decreases more rapidly than we anticipate, our total revenue will decline significantly.

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

     For switch sales, we compete primarily with Brocade Communications, McDATA Corporation and Qlogic Corporation. For hub sales, we compete primarily with Emulex Corporation and Gadzoox Networks. For transceiver sales, we compete primarily with Finisar Corporation, Hewlett-Packard and IBM. Although we do not believe that any of the above competitors offer comprehensive SAN interconnect management software that directly competes with ours, other vendors, such as Brocade and Gadzoox, provide single point-device managers for either switch or hub products, but not across multiple interconnect devices, including switches, hubs and transceivers. We are currently developing a version of our SAN InSite management software to manage third-party devices within the SAN interconnect. Other software vendors, such as Veritas Software, SANnavigator, Inc., and Prisa Networks, have introduced or have under development products that may compete with our product when it is released. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. Furthermore, larger companies in other related industries or our customers may develop or acquire technologies and apply their significant resources, including their distribution channels and brand recognition, to capture significant SAN market share. Therefore, we may not be able to compete successfully in the SAN market.

OUR FAILURE TO ENHANCE OUR EXISTING PRODUCTS AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS COULD CAUSE OUR REVENUE TO FALL.

     Given the product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could significantly harm our business, results of operations and financial condition. During 2001, we expect to complete development of our new

2-gigabit Fibre Channel switch, our "loop switch on a chip" ASIC, a Fibre Channel switch module for Lucent Technology's OptiStar Edge Switch, and a version of our SAN InSite management software that will manage third-party products in the SAN. We may not be able to develop, manufacture and market these new products or other product enhancements in a timely manner or that achieve market acceptance. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

     - changing OEM product specifications;

     - difficulties in hiring and retaining necessary personnel;

     - difficulties in reallocating engineering resources and overcoming resource limitations;

     - difficulties with independent contractors or development partners;

     - changing market or competitive product requirements; and

     - unanticipated engineering complexities.

THE SALES CYCLE FOR OUR PRODUCTS IS LONG AND WE MAY INCUR SUBSTANTIAL NON-RECOVERABLE EXPENSES AND DEVOTE SIGNIFICANT RESOURCES TO SALES THAT DO NOT OCCUR WHEN ANTICIPATED OR AT ALL.

     OEMs and resellers typically conduct significant evaluation, testing, implementation and acceptance procedures before they begin to market and sell new solutions that include our products. This evaluation process is lengthy and may range from six months to one year or more. This process is complex and may require significant sales, marketing and management efforts on our part. This process becomes more complex as we simultaneously qualify our products with multiple customers. As a result, we may expend significant resources to develop customer relationships before we recognize any revenue from these relationships or we may never realize any revenue from these efforts.

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

ANY FAILURE BY US TO SUCCESSFULLY EXECUTE OUR DISTRIBUTION STRATEGY WILL NEGATIVELY IMPACT OUR REVENUE.

     Our distribution strategy focuses primarily on developing and expanding indirect distribution channels through OEMs and resellers, as well as expanding our field sales organization. Our failure to execute this strategy successfully could limit our ability to grow or sustain revenue. Furthermore, as we expand our sales to resellers, we may increase our selling costs, as these parties generally require a higher level of customer support than our OEMs. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer. Many of our resellers also sell products that compete with our products. We cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our failure to successfully develop or manage our reseller relationships or their failure to sell our products could reduce our revenue.

     To support and develop opportunities for our indirect distribution channels, we have recently expanded and may further expand in the future our field sales and support staffing levels. We cannot assure you that the cost of this expansion will not exceed the incremental revenue generated or that our expanded field sales and support staff will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. Our inability to effectively establish our distribution channels or manage the expansion of our field sales and support staff would have a material adverse effect on our ability to increase revenue.

THE LOSS OF K*TEC, THE FAILURE TO FORECAST ACCURATELY DEMAND FOR OUR PRODUCTS OR TO MANAGE SUCCESSFULLY OUR RELATIONSHIP WITH K*TEC WOULD NEGATIVELY AFFECT OUR BUSINESS.

     We rely on K*Tec Electronics, an outside contract-manufacturing firm, to manufacture, store and ship our products. We share K*Tec's manufacturing capacity with numerous companies whose manufacturing needs may conflict with ours. If K*Tec is unable or unwilling to complete production runs for us in the future, or experiences any significant delays in completing production runs or shipping our products, the manufacturing and sale of our products would be temporarily suspended. We have in the past experienced delivery problems based on capacity constraints for production, test and material supply. If our product volume requirements increase, we may find it necessary to augment our manufacturing capacity by exploring new subcontract manufacturers. We may not be successful in finding qualified manufacturers that meet our needs. An interruption in supply of our products, or additional costs incurred to qualify and shift production to an alternative manufacturing facility, would significantly harm our business, results of operations and financial condition.

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

WE MAY LOSE SALES IF OUR SOLE SOURCE SUPPLIERS FAIL TO MEET OUR NEEDS.

     We currently purchase several key components from single sources. We depend on single sources for our card guides, our VCSELs, our application specific integrated circuits, or ASICs, and our microprocessors. VCSELs are laser components that maintain a high quality signal and consume a low amount of power. ASICs are custom designed computer chips that perform specific functions very efficiently. In addition, we license software from a third party that is incorporated into our switches and hubs. If we cannot supply products due to a lack of components, or are unable to redesign products with other components in a timely manner, our business, results of operations and financial condition would be materially adversely affected.

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

UNDETECTED SOFTWARE OR HARDWARE DEFECTS COULD INCREASE OUR COSTS AND REDUCE OUR REVENUE.

     SAN interconnect products and management software frequently contain undetected software or hardware defects when first introduced or as new versions are released. Our products are complex and problems may be found from time to time in our existing, new or enhanced products. Our products incorporate components manufactured by third parties. We have in the past experienced difficulties with quality and reliability of components obtained from third parties and we could experience similar problems in the future. In addition, our products are integrated with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

A COMPONENT IN OUR TRANSCEIVERS HAS EXPERIENCED AN ABNORMALLY HIGH FAILURE RATE, WHICH HAS ADVERSELY AFFECTED AND COULD IN THE FUTURE AFFECT OUR SALES.

     We observed, and some customers confirmed, that in certain applications our GBIC and GLM transceivers manufactured prior to March 1998 that incorporated a third party CD laser experienced an abnormally high failure rate. We no longer use the laser as a result of this problem, we recorded a warranty reserve of $3.6 million in the fourth quarter of fiscal 1998. Although we have settled claims by customers that purchased the majority of these products, there is a risk that additional claims could occur and that the total amount reserved may be inadequate to cover all potential claims. Claims against us in excess of the amount of our reserves could have a material adverse effect on our business and financial condition. Partially as a result of this problem, Sun Microsystems and Hewlett-Packard stopped purchasing our transceiver products and we have seen our component revenue decrease from $24.2 million in fiscal 1998 to $13.7 million in fiscal 1999 to $3.6 million in fiscal 2000. We anticipate that revenue from our component GBIC and GLM transceivers will continue to decrease as we have decided to focus our resources on our SAN systems products.

IF WE FAIL TO SUCCESSFULLY DEVELOP THE VIXEL BRAND, OUR REVENUE MAY NOT GROW AND OUR STOCK PRICE MAY FALL.

     We believe that establishing and maintaining the Vixel brand is a critical aspect of our efforts to maintain and develop strategic OEM and reseller relationships, and that the importance of brand recognition will increase due to the growing number of vendors of SAN interconnect products. If we fail to promote our brand successfully, or if we incur excessive expenses in an attempt to promote and maintain the Vixel brand, our business, results of operations and financial condition may be materially adversely affected. In addition, if our OEMs, resellers and end users of our SAN interconnect products do not perceive our products to be of high quality, or if we introduce new products or technologies that are not accepted by the market, the value of the Vixel brand will decline and our business will suffer.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO HIRE AND INTEGRATE QUALIFIED PERSONNEL, WE MAY NOT BE SUCCESSFUL.

     Our success depends to a significant degree upon the continued joint contributions of our senior management, including James M. McCluney, president and chief executive officer, Kurtis L. Adams, Chief Financial Officer, Thomas Hughes, Vice President, Product Development and Stuart B. Berman, Chief Technology Officer. The loss of one or more of our senior management personnel could harm our sales or delay our product development efforts.

     We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, sales and marketing, finance and operations personnel. The loss of services of any of our key personnel could have a negative impact on our business. Many of our employees have only recently joined us. If we are unable to integrate new employees in a timely and cost-effective manner, our operating results may suffer. We also need to increase the number of technical staff members with experience in high-speed networking applications, ASIC design and software development as we further develop our product line. Competition for these highly skilled employees in our industry is intense. Our failure to attract and retain these key employees could have a material adverse effect on our business, results of operations and financial condition.

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

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

     Our revenue from international sales represented 24.8% of our total revenue for the year ended December 31, 2000. We plan to expand our international sales activities, especially in Europe and Asia. Our international sales growth will be limited if we are unable to establish relationships with international distributors, establish foreign operations, effectively manage international sales channels, hire additional personnel and develop relationships with service organizations. We cannot be certain that we will be able to establish, generate and build market demand for our products internationally. Our international operations will be subject to a number of risks, including:

     - increased complexity and costs of managing international operations;

     - multiple protectionist, conflicting and changing governmental laws and regulations;

     - longer sales cycles;

     - difficulties in collecting accounts receivables;

     - reduced or limited protections of intellectual property rights; and

     - political and economic instability.

     These factors and others could harm future sales of our products to international customers, which would negatively impact our business and operating results. To date, none of our international revenue has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and thus less competitive in foreign markets. In the future, a portion of our international revenue may be denominated in foreign currencies, including the Euro, which would subject us to risks associated with foreign currency fluctuations.

     Our SAN interconnect products are subject to U.S. Department of Commerce export control restrictions. Neither our customers nor we may export those products without obtaining an export license. These U.S. export laws also prohibit the export of our SAN interconnect products to a number of countries deemed by the United States to be hostile. These restrictions may make foreign competitors facing less stringent controls on their products more competitive in the global market than are our customers or we. The U.S. government may not approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised. The sale of our SAN interconnect products could be harmed by our failure or the failure of our customers to obtain the required government licenses or by the costs of compliance.

OUR PRODUCTS MUST COMPLY WITH EVOLVING INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS, AND IF WE CANNOT DEVELOP PRODUCTS THAT ARE COMPATIBLE WITH THESE EVOLVING STANDARDS, OUR BUSINESS WILL SUFFER.

     The market for SAN products is characterized by the need to support industry standards as they emerge, evolve and achieve acceptance. To remain competitive, we must continue to introduce new products and product enhancements that meet these industry standards. All components of a SAN must utilize the same standards in order to operate together. Our products comprise only a part of an entire SAN and we depend on the companies that provide other components, many of which are significantly larger than we are, to support industry standards as they evolve. We also depend on our competitors to support these same industry standards. The failure of these providers or our competitors to support these industry standards could negatively impact market acceptance of our products.

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

OUR INTELLECTUAL PROPERTY PROTECTION MAY PROVE TO BE INADEQUATE WHICH COULD NEGATIVELY AFFECT OUR ABILITY TO COMPETE.

     We believe that our continued success depends on protecting our proprietary technology. We currently rely on a combination of patents, copyrights, trademarks, trade secrets and contractual provisions to establish and protect our intellectual property rights. In addition, we also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Our failure to protect our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition. Efforts to protect our intellectual property could be time consuming and expensive and could have a material adverse effect on results of operations and financial condition. We cannot be certain that the steps we take to protect our intellectual property will adequately protect our proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology or that we can maintain any of our technology as trade secrets. In addition, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States, or at all.

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     The trading price of our common stock has been and is likely to continue to be volatile. The market price of our common stock may fluctuate significantly in response to several factors, including but not limited to the following factors, some of which are beyond our control:

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

     - future sales of capital stock.

     In addition, the stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

WE MAY NOT BE ABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS, LIMITING OUR ABILITY TO GROW.

     We believe that our existing cash, cash equivalents and short-term investment balances will be sufficient to meet our capital requirements at least through the next twelve months. However, we may need, or could elect, to seek additional funding prior to that time. If we need to raise additional funds, we may not be able to do so on favorable terms, or at all. Further, if we issue equity securities, existing stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated funding requirements.

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT MAY DILUTE OUR STOCKHOLDERS AND CAUSE US TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES.

     We may review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we have no current agreements or negotiations underway, we may buy businesses, products or technologies in the future. If we make any future purchases, we could issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt or assume contingent liabilities.

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

OUR CORPORATE OFFICES AND PRINCIPAL PRODUCT DEVELOPMENT FACILITY ARE LOCATED IN A REGION THAT IS SUBJECT TO EARTHQUAKES AND OTHER NATURAL DISASTERS.

     Our corporate offices in Bothell, Washington and research facility in Irvine, California are located near major earthquake faults. We are not specifically insured for earthquakes, or other such natural disasters. Any personal injury or damage to the facilities as a result of such occurrences could have a material adverse effect on our business, results of operations and financial condition.

OUR STOCKHOLDER RIGHTS PLAN, CERTIFICATE OF INCORPORATION AND DELAWARE LAW COULD ADVERSELY AFFECT THE PERFORMANCE OF OUR STOCK.

     Our stockholder rights plan and provisions of our certificate of incorporation and the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. The stockholder rights plan and these provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We maintain investment portfolio holdings of various issuers, types, and maturities, the majority of which are commercial paper and government securities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value.

     Our investment portfolio, with a fair value of $25.6 million as of December 31, 2000, is invested in commercial paper, government securities and corporate indebtedness that could experience an adverse decline in fair value should an increase in interest rates occur. In addition, declines in interest rates could have an adverse impact on interest earnings for our investment portfolio. We do not currently hedge against this interest rate exposure.

     All of our revenue is realized in U.S. dollars and is from customers primarily headquartered in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements, together with related notes and the report of PricewaterhouseCoopers LLP, independent accountants, are listed in Items 14(a) and included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the Company's directors and nominees is incorporated by reference to the Company's 2001 Proxy Statement under the caption "Election of Directors", and for the executive officers of the Company, the information is included in Part I, Item 1, under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Company's 2001 Proxy Statement under the section titled "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Company's 2001 Proxy Statement under the sections titled "Record Date and Voting Securities" and "Security Ownership."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Company's 2001 Proxy Statement under the section titled "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1) Index to Financial Statements and Report of Independent Accountants.

     The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-1
Balance Sheet...............................................  F-2
Statement of Operations.....................................  F-3
Statement of Changes in Mandatorily Redeemable Convertible
  Preferred Stock and Stockholders' Equity (Deficit)........  F-4
Statement of Cash Flows.....................................  F-5
Notes to Financial Statements...............................  F-6

     (2) Financial Statement Schedules.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of Vixel Corporation

     Our audits of the financial statements referred to in our report dated February 1, 2001 appearing in this Report on Form 10-K also included an audit of the financial statement schedules listed in item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP

Seattle, Washington
February 1, 2001

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

     For the Years Ended January 3, 1999, January 2, 2000 and December 31, 2000 (in thousands):

                                                      BALANCE AT   CHARGED TO                  BALANCE AT
                                                      BEGINNING    COSTS AND                     END OF
                    DESCRIPTION                       OF PERIOD     EXPENSES    (DEDUCTIONS)     PERIOD
                    -----------                       ----------   ----------   ------------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended January 3, 1999..........................    $   36       $  400       $  (205)       $  231
Year ended January 2, 2000..........................       231          171          (152)          250
Year ended December 31, 2000........................       250          701          (101)          850
ACCRUED WARRANTY COSTS
Year ended January 3, 1999..........................       294        4,333          (237)        4,390
Year ended January 2, 2000..........................     4,390        3,252        (4,693)        2,949
Year ended December 31, 2000........................     2,949        1,975        (1,526)        3,398
ALLOWANCE FOR INVENTORY OBSOLESCENCE
Year ended January 3, 1999..........................       414          214          (145)          483
Year ended January 2, 2000..........................       483          139           (57)          565
Year ended December 31, 2000........................       565        1,066          (603)        1,028

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the financial statements or notes thereto.

     (3) Exhibits.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1(1)   Amended and Restated Certificate of Incorporation of
          Registrant (Exhibit 3.2)
 3.2(2)   Certificate of Designation of Series A Junior Participating
          Preferred Stock (Exhibit 3.1)
 3.3(1)   Bylaws of the Registrant (Exhibit 3.4)
 4.1(1)   Specimen Stock Certificate
 4.2(1)   Amended and Restated Investors' Rights Agreement dated
          February 17, 1998
 4.3(1)   First Amendment to Amended and Restated Investors' Rights
          Agreement dated February 17, 1998
 4.4(2)   Rights Agreement dated November 15, 2000, between the
          Registrant and Computer Share Trust Company, Inc. (Exhibit
          4.1)
 4.5(2)   Form of rights Certificate (Exhibit 4.2)
10.1(1)   Form of Indemnity Agreement to be entered into by the
          Registrant and each of its directors and executive officers
10.2(1)   Amended and Restated 1995 Stock Option Plan and forms of
          agreements thereunder
10.3(1)   Master Lease Agreement between Registrant and Transamerica
          Business Credit Corporation dated May 23, 1997 (Exhibit
          10.4)
10.4(1)   Master Lease Agreement between Registrant and Comdisco, Inc.
          dated January 18, 1996, together with addendum dated January
          18, 1996 (Exhibit 10.5)
10.5(1)   Turnkey Manufacturing Agreement with K*Tec Electronics, a
          division of Kent Electronics Company, dated May 5, 1997
          (Exhibit 10.7)
10.6(1)   Employment Agreement between Registrant and Stuart B. Berman dated February 17, 1998 (Exhibit 10.9)
10.7(1)   Employment Agreement between Registrant and James McCluney dated April 26, 1999 (Exhibit 10.12)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.8(1)   Restricted Stock Purchase Agreement between Registrant and
          Gregory R. Olbright dated April 30, 1999 (Exhibit 10.14)
10.9(1)   Restricted Stock Purchase Agreement between Registrant and
          Kurtis L. Adams dated May 20, 1999 (Exhibit 10.15)
10.10(1)  Full Recourse Promissory Note between Registrant and Stuart
          B. Berman dated April 16, 1999 (Exhibit 10.16)
10.11(1)  Form of Full Recourse Promissory Note between Registrant and its executive officers (Exhibit 10.17)
10.12(1)  Form of Full Recourse Promissory Note between Registrant and its directors (Exhibit 10.18)
10.13(1)  Lease Agreement between Registrant and Sun Life Assurance
          Company of Canada (U.S.) dated December 5, 1996, as amended
          January 22, 1997 (Exhibit 10.19)
10.14(1)  Lease Agreement between Arcxel Technologies, Inc. and Aetna
          Life Insurance Company, dated November 1, 1997, assigned to
          Registrant August 24, 1998 (Exhibit 10.20)
10.15(1)  Vixel Corporation 1999 Employee Stock Purchase Plan and
          forms of agreements thereunder (Exhibit 10.22)*
10.16     Vixel Corporation 1999 Equity Incentive Plan, as amended
10.17(1)  Form of Stock Pledge Agreement between the Registrant and its directors (Exhibit 10.24)
10.18(1)  Warrant, dated March 30, 1999, issued to Western Digital
          Corporation (Exhibit 4.11)
10.19(1)  Warrant, dated August 30, 1999, issued to Sun Microsystems,
          Inc. (Exhibit 4.12)
10.20(3)  Vixel Corporation 2000 Non-officer Equity Incentive Plan and forms of agreements thereunder (Exhibit 99.1)*
23.1      Consent of PricewaterhouseCoopers LLP, Independent
          Accountants
24.1      Power of Attorney. Reference is made to the signature page.

---------------
(1) Incorporated by reference to designated exhibits to the Company Registration Statement on Form S-1 (File No. 333-81347), declared effective on September 30, 1999.

(2) Incorporated by reference to designated exhibits to Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.

(3) Incorporated by reference to designated exhibits to Company's Registration Statement on Form S-8 (File No. 333-39000)

 * Management compensatory plans and arrangements required to be filed as exhibits to this report.

(b) REPORTS ON FORM 8-K.

     We filed the following reports on Form 8-K during the fourth quarter of 2000 and through the filing of this Annual Report:

          (i) Form 8-K dated November 15, 2000 announcing that Vixel's Board of Directors approved the adoption of a Shareholder Rights Plan.

(c) See Exhibits listed under Item 14(a)(3).

(d) The financial statement schedules required by this item are listed under
Item 14(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, King County, State of Washington, on this 29th day of March, 2001.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----
             /s/ JAMES M. MCCLUNEY                 Chief Executive Officer, President   March 29, 2001
------------------------------------------------      and Chairman of the Board of
               James M. McCluney                     Directors (Principal Executive
                                                                Officer)

              /s/ KURTIS L. ADAMS                    Chief Financial Officer, Vice      March 29, 2001
------------------------------------------------  President of Finance, Secretary and
                Kurtis L. Adams                    Treasurer (Principal Financial and
                                                          Accounting Officer)

            /s/ CHARLES A. HAGGERTY                             Director                March 29, 2001
------------------------------------------------
              Charles A. Haggerty

             /s/ TIMOTHY M. SPICER                              Director                March 29, 2001
------------------------------------------------
               Timothy M. Spicer

              /s/ WERNER F. WOLFEN                              Director                March 29, 2001
------------------------------------------------
                Werner F. Wolfen

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 3.1(1)    Amended and Restated Certificate of Incorporation of
           Registrant (Exhibit 3.2)
 3.2(2)    Certificate of Designation of Series A Junior Participating
           Preferred Stock (Exhibit 3.1)
 3.3(1)    Bylaws of the Registrant (Exhibit 3.4)
 4.1(1)    Specimen Stock Certificate
 4.2(1)    Amended and Restated Investors' Rights Agreement dated
           February 17, 1998
 4.3(1)    First Amendment to Amended and Restated Investors' Rights
           Agreement dated February 17, 1998
 4.4(2)    Rights Agreement dated November 15, 2000, between the
           Registrant and Computer Share Trust Company, Inc. (Exhibit
           4.1)
 4.5(2)    Form of rights Certificate (Exhibit 4.2)
10.1(1)    Form of Indemnity Agreement to be entered into by the
           Registrant and each of its directors and executive officers
10.2(1)    Amended and Restated 1995 Stock Option Plan and forms of
           agreements thereunder
10.3(1)    Master Lease Agreement between Registrant and Transamerica
           Business Credit Corporation dated May 23, 1997 (Exhibit
           10.4)
10.4(1)    Master Lease Agreement between Registrant and Comdisco, Inc.
           dated January 18, 1996, together with addendum dated January
           18, 1996 (Exhibit 10.5)
10.5(1)    Turnkey Manufacturing Agreement with K*Tec Electronics, a
           division of Kent Electronics Company, dated May 5, 1997
           (Exhibit 10.7)
10.6(1)    Employment Agreement between Registrant and Stuart B. Berman dated February 17, 1998 (Exhibit 10.9)
10.7(1)    Employment Agreement between Registrant and James McCluney dated April 26, 1999 (Exhibit 10.12)
10.8(1)    Restricted Stock Purchase Agreement between Registrant and
           Gregory R. Olbright dated April 30, 1999 (Exhibit 10.14)
10.9(1)    Restricted Stock Purchase Agreement between Registrant and
           Kurtis L. Adams dated May 20, 1999 (Exhibit 10.15)
10.10(1)   Full Recourse Promissory Note between Registrant and Stuart
           B. Berman dated April 16, 1999 (Exhibit 10.16)
10.11(1)   Form of Full Recourse Promissory Note between Registrant and its executive officers (Exhibit 10.17)
10.12(1)   Form of Full Recourse Promissory Note between Registrant and its directors (Exhibit 10.18)
10.13(1)   Lease Agreement between Registrant and Sun Life Assurance
           Company of Canada (U.S.) dated December 5, 1996, as amended
           January 22, 1997 (Exhibit 10.19)
10.14(1)   Lease Agreement between Arcxel Technologies, Inc. and Aetna
           Life Insurance Company, dated November 1, 1997, assigned to
           Registrant August 24, 1998 (Exhibit 10.20)
10.15(1)   Vixel Corporation 1999 Employee Stock Purchase Plan and
           forms of agreements thereunder (Exhibit 10.22)
10.16      Vixel Corporation 1999 Equity Incentive Plan, as amended
10.17(1)   Form of Stock Pledge Agreement between the Registrant and
           its directors (Exhibit 10.24)
10.18(1)   Warrant, dated March 30, 1999, issued to Western Digital
           Corporation (Exhibit 4.11)
10.19(1)   Warrant, dated August 30, 1999, issued to Sun Microsystems,
           Inc. (Exhibit 4.12)
10.20(3)   Vixel Corporation 2000 Non-officer Equity Incentive Plan and forms of agreements thereunder (Exhibit 99.1)
23.1       Consent of PricewaterhouseCoopers LLP, Independent
           Accountants
24.1       Power of Attorney. Reference is made to the signature page.

---------------
(1) Incorporated by reference to designated exhibits to the Company Registration Statement on Form S-1 (File No. 333-81347), declared effective on September 30, 1999.

(2) Incorporated by reference to designated exhibits to Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.

(3) Incorporated by reference to designated exhibits to Company's Registration Statement on Form S-8 (File No. 333-39000)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Vixel Corporation

     In our opinion, the accompanying balance sheet and the related statements of operations, of changes in mandatorily redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Vixel Corporation at January 2, 2000 and December 31, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Seattle, Washington
February 1, 2001

                               VIXEL CORPORATION

                                 BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              JANUARY 2,    DECEMBER 31,
                                                                 2000           2000
                                                              ----------    ------------
Current assets
  Cash and cash equivalents.................................   $ 16,706      $  17,066
  Short-term investments....................................     44,650         25,636
  Accounts receivable, net of allowance for doubtful
     accounts of $250 and $850, respectively................      5,344          7,344
  Inventories...............................................      3,321          1,415
  Prepaid expenses and other current assets.................      2,779          2,129
                                                               --------      ---------
          Total current assets..............................     72,800         53,590
  Property and equipment, net...............................      6,915          7,307
  Goodwill and other intangibles, net.......................      3,838          1,680
  Other assets..............................................        528            354
                                                               --------      ---------
          Total assets......................................   $ 84,081      $  62,931
                                                               ========      =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Current portion of long-term debt and capital leases......   $  2,894      $   2,466
  Accounts payable..........................................      4,480          5,083
  Accrued liabilities.......................................      6,606          6,927
                                                               --------      ---------
          Total current liabilities.........................     13,980         14,476
Long-term debt and capital leases, net of current portion...      3,406          1,510
Other long-term liabilities.................................      1,000             --
                                                               --------      ---------
          Total liabilities.................................     18,386         15,986
                                                               --------      ---------
Commitments and contingencies
Stockholders' equity (deficit)
  Common stock, $.0015 par value; 60,000,000 shares
     authorized; 23,213,588 and 23,845,041 shares issued and
     outstanding, respectively..............................         35             36
  Additional paid-in capital................................    155,070        156,387
  Stock-based compensation..................................     (5,525)        (2,160)
  Notes receivable from stockholders........................     (5,246)        (5,122)
  Treasury stock, at cost; 66,666 shares....................        (50)           (50)
  Accumulated deficit.......................................    (78,589)      (102,146)
                                                               --------      ---------
          Total stockholders' equity........................     65,695         46,945
                                                               --------      ---------
          Total liabilities and stockholders' equity
           (deficit)........................................   $ 84,081      $  62,931
                                                               ========      =========

   The accompanying notes are an integral part of these financial statements.

                               VIXEL CORPORATION

                            STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         FISCAL YEAR ENDED
                                                              ----------------------------------------
                                                              JANUARY 3,    JANUARY 2,    DECEMBER 31,
                                                                 1999          2000           2000
                                                              ----------    ----------    ------------
Revenue
  SAN systems...............................................  $   15,222    $   25,159    $    29,610
  Components................................................      24,223        13,668          3,599
                                                              ----------    ----------    -----------
          Total revenue.....................................      39,445        38,827         33,209
Cost of revenue.............................................      36,199        28,211         21,732
                                                              ----------    ----------    -----------
Gross profit................................................       3,246        10,616         11,477
                                                              ----------    ----------    -----------
Operating expenses
  Research and development..................................      11,110        12,788         15,570
  Acquired in-process technology............................       5,118            --             --
  Selling, general and administrative.......................      14,521        13,643         17,437
  Amortization and writedown of goodwill and other
     intangibles............................................       2,057         1,362          2,159
  Amortization of stock-based compensation..................          --         4,368          2,892
                                                              ----------    ----------    -----------
          Total operating expenses..........................      32,806        32,161         38,058
                                                              ----------    ----------    -----------
Loss from operations........................................     (29,560)      (21,545)       (26,581)
Interest expense............................................      (1,256)       (2,039)          (632)
Interest income.............................................         414         1,267          3,587
Gain on sale of division....................................       9,061            --             --
Other income (loss), net....................................         108           (30)            69
                                                              ----------    ----------    -----------
Net loss....................................................  $  (21,233)   $  (22,347)   $   (23,557)
                                                              ==========    ==========    ===========
Net loss applicable to common stockholders..................  $  (21,424)   $  (22,495)   $   (23,557)
                                                              ==========    ==========    ===========
Basic and diluted net loss per share........................  $    (8.77)   $    (2.97)   $     (1.04)
                                                              ==========    ==========    ===========
Weighted-average shares outstanding.........................   2,443,769     7,572,389     22,710,367
                                                              ==========    ==========    ===========

   The accompanying notes are an integral part of these financial statements.

                               VIXEL CORPORATION

           STATEMENT OF CHANGES IN MANDATORILY REDEEMABLE CONVERTIBLE
               PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                      MANDATORILY                                                          NOTES
                                      CONVERTIBLE                                                        RECEIVABLE
                                    PREFERRED STOCK        COMMON STOCK       ADDITIONAL   STOCK-BASED      FROM
                                  -------------------   -------------------    PAID-IN       COMPEN-       STOCK-
                                    SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL       SATION       HOLDERS
                                  ----------   ------   ----------   ------   ----------   -----------   ----------
Balance, December 29, 1997......  12,706,474    $12      1,011,452    $ 2      $ 21,015      $    --      $    --
Stock issued upon acquisition of
 Arcxel Technologies, Inc.......   1,759,303      2      1,026,525      2        12,115
Stock options assumed upon
 acquisition of Arcxel
 Technologies, Inc..............                                                  2,566
Shares repurchased above fair
 value..........................                                                    251
Stock options exercised.........                           860,402      1           378
Stock options granted to third
 parties........................                                                    215
Accretion of mandatorily
 redeemable convertible
 preferred stock................                                                   (191)
Net loss........................
                                  ----------    ---     ----------    ---      --------      -------      -------
Balance, January 3, 1999........  14,465,777     14      2,898,379      5        36,349           --           --
Stock options exercised.........                           477,576      1           748
Stock options granted to third
 parties........................                                                    140
Preferred stock Series A
 warrants exercised.............     830,412      1                                 649
Common stock warrants issued....                                                    829
Common stock warrants
 exercised......................                            48,269     --
Stock options exercised with
 notes..........................                         1,627,423      2         5,246                    (5,246)
Stock-based compensation........                                                  9,753       (9,753)
Amortization of stock-based
 compensation...................                                                               4,228
Accretion of mandatorily
 redeemable convertible
 preferred stock................                                                   (148)
Issuance of common stock for
 cash, net of issue costs.......                         4,945,000      7        81,358
Conversion of preferred stock
 Series A.......................  (5,721,651)    (6)     3,814,434      6            --
Conversion of preferred stock
 Series B.......................  (5,243,806)    (5)     3,495,871      5            --
Conversion of preferred stock
 Series C.......................    (571,429)    (1)       380,953      1            --
Conversion of preferred stock
 Series D.......................  (2,000,000)    (2)     1,333,333      2            --
Conversion of preferred stock
 Series F.......................  (1,759,303)    (1)     1,172,869      1            --
Conversion of mandatorily
 redeemable preferred stock.....                         3,019,481      5        20,146
Net loss........................
                                  ----------    ---     ----------    ---      --------      -------      -------
Balance, January 2, 2000........          --     --     23,213,588     35       155,070       (5,525)      (5,246)
Stock options exercised.........                           411,104      1           680
ESPP shares issued..............                           213,550     --         1,121
Common stock warrants
 exercised......................                             6,799     --            10
Amortization of stock-based
 compensation...................                                                               2,892
Other...........................                                                   (494)         473          124
Net loss........................
                                  ----------    ---     ----------    ---      --------      -------      -------
Balance, December 31, 2000......          --    $--     23,845,041    $36      $156,387      $(2,160)     $(5,122)
                                  ==========    ===     ==========    ===      ========      =======      =======

                                                                    TOTAL
                                                                   STOCK-
                                  TREASURY STOCK                  HOLDERS'
                                  ---------------   ACCUMULATED   (DEFICIT)
                                  SHARES   AMOUNT     DEFICIT      EQUITY
                                  ------   ------   -----------   ---------
Balance, December 29, 1997......  66,666    $(50)    $ (35,009)   $(14,030)
Stock issued upon acquisition of
 Arcxel Technologies, Inc.......                                    12,119
Stock options assumed upon
 acquisition of Arcxel
 Technologies, Inc..............                                     2,566
Shares repurchased above fair
 value..........................                                       251
Stock options exercised.........                                       379
Stock options granted to third
 parties........................                                       215
Accretion of mandatorily
 redeemable convertible
 preferred stock................                                      (191)
Net loss........................                       (21,233)    (21,233)
                                  ------    ----     ---------    --------
Balance, January 3, 1999........  66,666     (50)      (56,242)    (19,924)
Stock options exercised.........                                       749
Stock options granted to third
 parties........................                                       140
Preferred stock Series A
 warrants exercised.............                                       650
Common stock warrants issued....                                       829
Common stock warrants
 exercised......................                                        --
Stock options exercised with
 notes..........................                                         2
Stock-based compensation........                                        --
Amortization of stock-based
 compensation...................                                     4,228
Accretion of mandatorily
 redeemable convertible
 preferred stock................                                      (148)
Issuance of common stock for
 cash, net of issue costs.......                                    81,365
Conversion of preferred stock
 Series A.......................                                        --
Conversion of preferred stock
 Series B.......................                                        --
Conversion of preferred stock
 Series C.......................                                        --
Conversion of preferred stock
 Series D.......................                                        --
Conversion of preferred stock
 Series F.......................                                        --
Conversion of mandatorily
 redeemable preferred stock.....                                    20,151
Net loss........................                       (22,347)    (22,347)
                                  ------    ----     ---------    --------
Balance, January 2, 2000........  66,666     (50)      (78,589)     65,695
Stock options exercised.........                                       681
ESPP shares issued..............                                     1,121
Common stock warrants
 exercised......................                                        10
Amortization of stock-based
 compensation...................                                     2,892
Other...........................                                       103
Net loss........................                       (23,557)    (23,557)
                                  ------    ----     ---------    --------
Balance, December 31, 2000......  66,666    $(50)    $(102,146)   $ 46,945
                                  ======    ====     =========    ========

   The accompanying notes are an integral part of these financial statements.

                               VIXEL CORPORATION

                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         FISCAL YEAR ENDED
                                                              ----------------------------------------
                                                              JANUARY 3,    JANUARY 2,    DECEMBER 31,
                                                                 1999          2000           2000
                                                              ----------    ----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................   $(21,233)     $(22,347)      $(23,557)
  Adjustments to reconcile net loss to net cash used in
    operating activities
    Depreciation............................................      2,334         2,473          3,439
    Acquired in-process technology..........................      5,118            --             --
    Amortization of goodwill and other intangibles..........      3,061         1,741          2,158
    Writedown of impaired assets............................      1,564            --             --
    Amortization of debt discount...........................        192           172             --
    Stock-based compensation................................        303         4,369          2,892
    Loss on disposal of property and equipment..............         --            42             --
    Gain on sale of division................................     (9,061)           --             --
    Changes in
       Accounts receivable, net.............................       (857)         (563)        (2,000)
       Inventories..........................................       (667)       (1,775)         1,906
       Prepaid expenses and other assets....................        (82)         (748)           824
       Accounts payable and accrued liabilities.............     10,100          (762)           924
       Other long-term liabilities..........................         --            --         (1,000)
                                                               --------      --------       --------
         Net cash used in operating activities..............     (9,228)      (17,398)       (14,414)
                                                               --------      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of short-term investments........................     (2,490)      (44,650)       (31,454)
  Maturities of short-term investments......................         --         2,490         50,468
  Purchase of property and equipment........................     (1,663)         (582)        (3,131)
  Cash paid for acquisition of Arcxel Technologies, Inc.....        (16)           --             --
  Proceeds from sale of division............................      6,865            --             --
                                                               --------      --------       --------
         Net cash provided by (used in) investing
           activities.......................................      2,696       (42,742)        15,883
                                                               --------      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term note payable..........      7,500           712             --
  Principal payments on long-term debt and capital leases...     (1,308)      (10,489)        (3,039)
  Amortization of debt issuance costs.......................         27            16             16
  Proceeds from exercise of stock options and warrants......        378           751            690
  Proceeds from common stock granted under Employee Stock
    Purchase Plan...........................................         --            --          1,121
  Proceeds from issuance of preferred stock, net............         --           650             --
  Proceeds from issuance of common stock, net...............         --        81,365             --
  Other financing activities................................         --            --            103
                                                               --------      --------       --------
         Net cash provided by (used in) financing
           activities.......................................      6,597        73,005         (1,109)
                                                               --------      --------       --------
Net increase in cash and cash equivalents...................         65        12,865            360
Cash and cash equivalents, beginning of period..............      3,776         3,841         16,706
                                                               --------      --------       --------
Cash and cash equivalents, end of period....................   $  3,841      $ 16,706       $ 17,066
                                                               ========      ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest....................................   $    922      $  2,039       $    582
                                                               ========      ========       ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
  Equipment purchased under capital leases..................   $  3,187      $  1,470       $    700
                                                               ========      ========       ========
  Issuance of detachable stock warrants.....................   $    279      $    838       $     --
                                                               ========      ========       ========
  Issuance of common stock for notes receivable.............   $     --      $  5,246       $     --
                                                               ========      ========       ========
  Accretion of mandatorily redeemable preferred stock.......   $    191      $    148       $     --
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

                               VIXEL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Vixel Corporation (the "Company") is a provider of comprehensive interconnect solutions for use in storage area networks, or SANs. The Company's products include SAN management software, fabric switches, arbitrated loop hubs and transceivers. The Company currently sells its products primarily to manufacturers as well as resellers worldwide.

FISCAL YEAR

     The Company has a 52 or 53-week fiscal year ending on the Sunday closest to December 31. The fiscal years ended January 3, 1999, January 2, 2000 and December 31, 2000 were 53, 52 and 52 weeks respectively.

REVENUE RECOGNITION

     Revenue is generally recognized at the time of product shipment, unless there are future obligations for installation, or product demonstration units are shipped. Revenue from products shipped with future installation obligations is recognized when the Company meets the future obligation. Revenue is not recognized on demonstration units unless the customer ultimately purchases the unit, and the related revenue is recognized at that time. A portion of products sold to distributors is subject to stock rotation rights, and this portion of revenue is deferred until the stock rotation period has passed. An allowance is provided for estimated future warranty costs and sales returns. In addition to a product warranty, the Company offers post-sale telephone customer support and consulting and installation services. Consulting and most installation services are billed to customers separately, and revenue for these services is recognized when the service is provided. Telephone support is included in the sales price of the Company's products and is not sold separately. The cost of providing this telephone support is not material.

CONCENTRATION OF MANUFACTURING AND CREDIT RISK AND SALES TO MAJOR CUSTOMERS

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable, cash equivalents and investments. The Company performs ongoing credit evaluations of its commercial customers' financial condition and requires no collateral from these customers. The Company maintains an allowance for doubtful accounts receivable based upon its historical experience and the expected collectibility of all accounts receivable. Credit losses to date have been within the Company's estimates. The Company has a cash and short-term investment policy that generally restricts investments to ensure preservation of principal and maintenance of liquidity.

     The Company sells its products primarily to a limited number of original equipment manufacturers. Compaq Computer and Sun Microsystems represented 26% and 21% of revenue, respectively, for fiscal 2000. In fiscal 1999, Compaq Computer and Sun Microsystems represented 30% and 25% of revenue, respectively. In fiscal 1998, Sun Microsystems and Hewlett-Packard represented 54% and 12% of revenue, respectively.

     The Company's inventory is produced by one contract manufacturer. The Company believes that alternative manufacturing sources could be obtained and qualified to supply its products.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, long-term debt and capital leases. Except for long-term debt and capital leases, the carrying amounts of financial instruments approximate fair value due to their short maturities. The fair value of long-term debt and capital leases at January 2, 2000 and December 31, 2000

                               VIXEL CORPORATION
is not materially different from the carrying amount, based on interest rates available to the Company for similar types of arrangements.

CASH AND CASH EQUIVALENTS

     Highly liquid investments purchased with original or remaining maturities of three months or less at the date of purchase are considered to be cash equivalents.

SHORT-TERM INVESTMENTS

     Short-term investments consist of highly rated commercial paper and corporate bonds that have maturities at time of purchase between three and six months. These investments are classified as available-for-sale and are recorded at market value, which approximates cost. The unrealized gains or losses at January 2, 2000 and December 31, 2000 did not have a material impact on the Company's financial position.

INVENTORIES

     Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out cost flow assumption.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

Test equipment...........................................  1 - 3 years
Furniture and office and computer equipment..............      5 years
Software.................................................      3 years
Leasehold improvements...................................  2 - 5 years

     The cost of equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Leasehold improvements are amortized over the shorter of their useful lives or the term of the related lease. Maintenance and repairs, which neither materially add to the value of the asset nor prolong its life, are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in other income (loss), net.

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

GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles represent costs in excess of net assets of businesses acquired, acquired technology and other intangible assets. Goodwill and other intangibles are being amortized over periods ranging from three to five years, using the straight-line method. Amortization of developed technology is recorded as cost of sales. All other amortization is recorded as amortization of goodwill and other intangibles in the statement of operations.

                               VIXEL CORPORATION

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company continually reviews the carrying value of long-lived assets, including, but not limited to, property and equipment and goodwill and other intangibles to determine whether impairment has occurred. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized for the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

     In December 1998, the Company identified impairment in the value of developed technology acquired in the purchase of Arcxel Technologies, Inc. The impairment arose as a result of the development of a next-generation switch product which had better functionality and a lower cost than Arcxel's existing switch product at the time of the acquisition. At the time of the Arcxel acquisition, the Company believed that both the existing switch product and the next-generation product, which was under development, could co-exist, each serving customer needs. However, the functionality and cost-effectiveness of the next-generation switch exceeded the Company's original expectations, which led to a much shorter product life than originally anticipated for the existing switch product when the value of developed technology was determined. Accordingly, the carrying values of both the developed technology and the portion of goodwill allocated to the developed technology have been written down to their fair value in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Impairment losses of $1,564,000 and $691,000 have been recorded in cost of sales and amortization expense, respectively, in the statement of operations during the year ended January 3, 1999. There were no impairment losses recorded in fiscal 1999 or 2000.

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

WARRANTY

     The Company offers product warranties of one to five years. Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. These estimates are based on historical warranty experience and other relevant information of which the Company is aware. During the years ended January 3, 1999, January 2, 2000 and December 31, 2000, warranty expense was $4,333,000, $3,252,000 and $1,975,000, respectively.

ADVERTISING

     The Company expenses advertising costs as incurred. During the years ended January 3, 1999, January 2, 2000 and December 31, 2000, advertising expenses were approximately $33,000, $7,000 and $224,000, respectively.

RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred.

NET LOSS PER SHARE

     Basic net loss per share represents the net loss available to common stockholders divided by the weighted-average number of common shares outstanding during the period, excluding shares of restricted stock subject

                               VIXEL CORPORATION
to repurchase. Diluted net loss per share represents the net loss available to common stockholders divided by the weighted-average number of common shares outstanding including the potentially dilutive impact of common stock options and warrants, convertible preferred stock and shares of restricted stock subject to repurchase. Common stock options and warrants are converted using the treasury stock method. Convertible preferred stock is converted using the as if-converted method. Basic and diluted net losses per share are equal for the periods presented because the impact of common stock equivalents is anti-dilutive. Potentially dilutive securities totaling 8,748,029, 4,947,658 and 4,508,577 shares for the years ended January 3, 1999, January 2, 2000 and December 31, 2000, respectively, were excluded from diluted net loss per share due to their anti-dilutive effect.

     The following table sets forth the computation of the numerators in the basic and diluted net loss per share calculations for the periods indicated (in thousands):

                                                              FISCAL YEAR ENDED
                                                   ----------------------------------------
                                                   JANUARY 3,    JANUARY 2,    DECEMBER 31,
                                                      1999          2000           2000
                                                   ----------    ----------    ------------
Numerator:
  Net loss.......................................   $(21,233)     $(22,347)      $(23,557)
  Accretion of mandatorily redeemable convertible
     preferred stock.............................       (191)         (148)            --
                                                    --------      --------       --------
          Net loss applicable to common
            stockholders.........................   $(21,424)     $(22,495)      $(23,557)
                                                    ========      ========       ========

STOCK OPTIONS

     The Company's accounting for stock option plans is subject to the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). Under the provisions of this statement, employee stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), or the fair value method described in FAS 123. Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net income. The Company has elected to continue accounting for its employee and director stock-based awards under the provisions of APB 25. The Company has implemented FAS 123 for stock-based awards to other than employees and directors.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Amounts in the financial statements, which are particularly susceptible to changes in estimates, include the recoverability of goodwill and other intangibles and the allowances for doubtful accounts receivable and product warranty costs.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities," is effective as of January 1, 2001. These pronouncements establish accounting and reporting standards for derivative instruments and hedging

                               VIXEL CORPORATION
activities which, among other things, require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those derivatives at fair value. The early adoption of SFAS No. 133 has not materially impacted our financial position, results of operations or cash flows.

     In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition." SAB 101 as amended provides guidance with respect to the SEC's interpretation of existing authoritative accounting guidance on the recognition of revenue in financial statements. Our adoption of SAB 101, effective January 3, 2000, has not materially impacted our financial position, results of operations or cash flows.

     The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Stock Based Compensation" in March 2000. FIN 44 provides guidance and clarification to the application of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Our adoption of FIN 44, effective July 1, 2000, has not materially impacted our financial position, results of operations or cash flows.

RECLASSIFICATION

     Certain items in the January 3, 1999 and January 2, 2000 financial statements have been reclassified to conform to the December 31, 2000 presentation. These reclassifications have no impact on stockholders' equity (deficit), net loss or cash flows as previously reported.

LIQUIDITY

     The Company has incurred significant losses since inception and expects to incur losses in the future. As of December 31, 2000, the Company had an accumulated deficit of $102.1 million. The Company expects to incur significant product development, sales, marketing and administrative expenses, and will need to generate significant revenue to achieve and maintain profitability. The Company cannot be certain that it ever will realize sufficient revenue to achieve profitability. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability.

     The Company believes that its existing cash, cash equivalents and short-term investment balances will be sufficient to meet its capital requirements at least through the next twelve months. However, the Company may need, or could elect, to seek additional funding prior to that time. There can be no assurance that additional capital will be available to the Company on favorable terms, or at all.

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

     A summary of the purchase price paid follows (in thousands):

Consideration:
  Value of common stock....................................  $ 5,081
  Value of preferred stock.................................    7,037
  Fair value of assumed stock options......................    2,566
  Acquisition costs........................................      157
                                                             -------
                                                             $14,841
                                                             =======

                               VIXEL CORPORATION

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

     The fair value of the Arcxel stock options assumed by the Company was determined using the Black-Scholes model with the following weighted average assumptions: exercise price of $0.45 per share, fair value of common stock of $4.95 per share, expected life of 3.48 years, risk-free interest rate of 5.55%, and no volatility or dividend yield factors.

     A summary of assets acquired and liabilities assumed at the date of the acquisition, as determined in accordance with APB 16, is presented below (in thousands):

Cash.......................................................  $   141
Accounts receivable........................................       53
Inventory..................................................      216
Prepaid expenses and other current assets..................       63
Property and equipment.....................................      404
Acquired in-process technology.............................    5,118
Goodwill and intangibles...................................    9,198
Other assets...............................................      161
Accounts payable...........................................     (170)
Accrued liabilities........................................      (87)
Capital leases.............................................     (256)
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

                               VIXEL CORPORATION

     The results of operations of Arcxel are included in the financial statements from the date of acquisition. Unaudited pro forma results as if Arcxel had been included in the financial results since the beginning of the year prior to the acquisition are as follows (in thousands):

                                                            JANUARY 2,
                                                               1999
                                                            ----------
Revenue...................................................   $ 39,497
Net loss..................................................    (21,875)
Basic and diluted net loss per share......................      (9.03)

     The unaudited pro forma results are not necessarily indicative of the results of operations that would have been reported had the acquisition occurred prior to the beginning of the period presented. In addition, they are not intended to be indicative of future results.

 3. SALE OF DIVISION

     On February 13, 1998, the Company sold substantially all of the laser diode fabrication facility and gigabit Ethernet transceiver product line of its Colorado division for cash proceeds of $7,250,000 and the assumption of net liabilities of the Colorado division. The Company recorded a gain of approximately $9,061,000 related to the sale. In connection with the sale, certain employees of the division elected to receive accelerated vesting of their stock options. The Company recorded an expense of $163,000 related to this accelerated vesting. The Company also recorded cash expenses of $385,000 in connection with this sale. For the period from December 29, 1997 through February 13, 1998, revenue and net loss of the division were $120,000 and $1,047,000, respectively. These amounts are included in the Company's statement of operations.

 4. INVENTORIES

     Inventories consist of the following (in thousands):

                                                              JANUARY 2,    DECEMBER 31,
                                                                 2000           2000
                                                              ----------    ------------
Raw materials...............................................    $1,258        $ 1,177
Finished goods..............................................     2,628          1,266
Less: Writedown to expected realizable value................      (565)        (1,028)
                                                                ------        -------
                                                                $3,321        $ 1,415
                                                                ======        =======

 5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                              JANUARY 2,    DECEMBER 31,
                                                                 2000           2000
                                                              ----------    ------------
Test equipment..............................................   $ 5,814        $ 7,606
Furniture and office and computer equipment.................     3,956          4,982
Software....................................................     1,979          2,984
Leasehold improvements......................................       252            260
                                                               -------        -------
                                                                12,001         15,832
Less: accumulated depreciation and amortization.............    (5,086)        (8,525)
                                                               -------        -------
                                                               $ 6,915        $ 7,307
                                                               =======        =======

                               VIXEL CORPORATION

     Assets underlying capital leases included above are $9,051,000 and $9,751,000 at January 2, 2000 and December 31, 2000, respectively, and accumulated depreciation and amortization thereon aggregates $3,499,000 and $5,883,000 at January 2, 2000 and December 31, 2000, respectively.

 6. GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles consist of the following (in thousands):

                                                              JANUARY 2,    DECEMBER 31,
                                                                 2000           2000
                                                              ----------    ------------
Goodwill....................................................   $ 4,917        $ 4,120
Developed technology........................................     3,344             --
Core technology.............................................     2,183          2,183
Covenants not to compete....................................       166            166
Workforce...................................................       381            381
                                                               -------        -------
                                                                10,991          6,850
Less: accumulated amortization..............................    (4,897)        (2,914)
       impairment writedown.................................    (2,256)        (2,256)
                                                               -------        -------
                                                               $ 3,838        $ 1,680
                                                               =======        =======

 7. ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                              JANUARY 2,    DECEMBER 31,
                                                                 2000           2000
                                                              ----------    ------------
Accrued warranty costs......................................    $2,949         $3,398
Accrued payroll and related benefits........................     2,002          1,126
Accrued business taxes......................................       726            519
Accrued professional fees...................................       160             85
Accrued license fee.........................................        --          1,000
Other.......................................................       769            799
                                                                ------         ------
                                                                $6,606         $6,927
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

                               VIXEL CORPORATION

     Long-term debt and capital leases consist of the following (in thousands):

                                                              JANUARY 2,    DECEMBER 31,
                                                                 2000           2000
                                                              ----------    ------------
Note payable, interest rate of 6.15%, due in equal monthly
  installments through February 2001........................   $   712        $    55
Capital lease obligations, net of unamortized discount of
  $18 and $16, respectively.................................     5,588          3,921
                                                               -------        -------
                                                                 6,300          3,976
Less: Current portion.......................................    (2,894)        (2,466)
                                                               -------        -------
                                                               $ 3,406        $ 1,510
                                                               =======        =======

     Maturities of long-term debt and capital leases at December 31, 2000 are as follows (in thousands):

                                                                                         TOTAL
                                                                                       LONG-TERM
                                                             CAPITAL    LONG-TERM       DEBT AND
                        FISCAL YEAR                          LEASES       DEBT       CAPITAL LEASES
                        -----------                          -------    ---------    --------------
2001.......................................................    2,674        55            2,729
2002.......................................................    1,417        --            1,417
2003.......................................................      140        --              140
                                                             -------      ----          -------
Total minimum payments.....................................    4,231        55            4,286
Less: portion representing interest........................     (309)       --             (309)
Less: unamortized discount.................................       (1)       --               (1)
                                                             -------      ----          -------
Present value of long-term debt and capital lease
  obligations..............................................    3,921        55            3,976
Less: current portion......................................   (2,411)      (55)          (2,466)
                                                             -------      ----          -------
Long-term debt and capital leases, net of current
  portion..................................................  $ 1,510      $ --          $ 1,510
                                                             =======      ====          =======

 9. COMMITMENTS AND CONTINGENCIES

  Operating leases

     The Company has commitments under long-term operating leases, principally for building space and office equipment. These leases require payment of property taxes and include escalation clauses and options to extend the lease terms for three to five years. The related rent expense has been recognized on a straight-line basis.

     Future minimum lease payments under all non-cancelable operating lease obligations at December 31, 2000 total $1,096,000, of which $784,000 are due in fiscal 2001 and $312,000 are due in fiscal 2002.

     Total rent expense was approximately $1,235,000, $1,191,000 and $1,150,000 during the years ended January 3, 1999, January 2, 2000 and December 31, 2000, respectively.

  Legal proceedings

     During the year ended December 28, 1997, the Company was named as the defendant in two patent infringement actions and was conducting the defense of another patent infringement action brought against one of its contract manufacturers, for which the Company was an indemnity. Two of the patent infringement actions, including the action brought against the contract manufacturer, were dismissed without prejudice during the year ended January 3, 1999. During the year ended January 3, 1999, the Company was named as defendant in another patent infringement action filed by the plaintiff in the remaining action.

                               VIXEL CORPORATION

     In May 1999, the Company entered into a settlement agreement with the plaintiff in these remaining patent infringement actions. Under the settlement agreement, the Company is obligated to make certain future payments, which were provided for in the year ended January 3, 1999.

10. RELATED PARTY TRANSACTIONS

     During the year ended January 3, 1999, the Company issued to its then president a stock subscription note receivable of $3,497,000 or $5.00 per share for a total of 700,000 vested and unvested common shares under the Company's stock option plan. In October 1998, the Company canceled the portion of the note receivable related to 569,441 unvested shares. Upon cancellation of the portion of the note for the 130,559 vested shares, the Company recognized compensation expense of $251,000 for the excess of the stock subscription price over the initial fair value of the common stock.

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

SHAREHOLDER RIGHTS PLAN

     In November 2000, the Company adopted a Shareholder Rights Plan that provides for Preferred Stock Purchase Rights ("Rights") that attach to and transfer with each outstanding share of common stock. When the Rights become exercisable, each Right entitles the holder to purchase from the Company one unit consisting of 1/100 of a share of Series A Junior Participating Preferred Stock for $70 per unit, subject to adjustment. The Rights become exercisable if a person or group ("Acquiring Person") has acquired, or obtained the right to acquire, 15% or more of the outstanding shares of common stock. Upon exercise and

                               VIXEL CORPORATION
payment of the purchase price for the Rights, the Rights holder (other than an Acquiring Person) will have the right to receive Company common stock (or, in certain circumstances, cash, property or other securities of the Company) equal to two times the exercise price of the Right. The Company is entitled to redeem the Rights at any time prior to the expiration of the Rights in December 2010. The Company is entitled to redeem the Rights in whole, but not in part, at a price of $0.01 per Right, subject to adjustment.

  Convertible preferred stock

     All convertible preferred stock outstanding automatically converted to 10,197,460 shares of common stock upon closing of the Company's initial public offering on October 6, 1999. As of January 2, 2000 and December 31, 2000, the Company has authorized 5,000,000 shares of preferred stock and has no preferred stock outstanding.

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

     In May 2000, the Board of Directors adopted the 2000 Non-officer Equity Incentive Plan (the "2000 Plan") which provides for the grant of nonqualified stock options to employees and consultants of the Company. Under the 2000 Plan, 1,900,000 shares of common stock are reserved for issuance.

     Under the 1995 Plan, 1999 Plan and 2000 Plan, incentive stock options are granted at an exercise price not less than the fair market value of the common stock on the date of grant. Under the three plans, incentive stock options and nonqualified stock options for employees generally vest over four years. Such options expire ten years after the date of grant. Nonqualified stock options for nonemployees generally vest immediately and expire five years after the date of grant.

     As of December 31, 2000, 743,094, 93,212 and 1,070,800 options were available for grant under the 1995 Plan, 1999 Plan and 2000 Plan, respectively, net of grants, exercises and cancellations.

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

     Upon a decline in the fair value of the Company's common stock, the Board of Directors authorized on December 14, 1998 the exchange of all outstanding options under the stock option plan with an exercise price of $3.38 per share or higher for new stock options. As a result, optionees were given the opportunity to receive repriced options at $3.08 per share. The repriced options had a new vesting schedule, under which electing optionees received credit toward the vesting of their option equal to one-half of the time elapsed under their old option. Options for 568,137 shares of common stock were repriced and exchanged for new options issued in December 1998.

                               VIXEL CORPORATION

     The following table summarizes stock option activity for the three fiscal years in the period ended December 31, 2000:

                                                                          WEIGHTED-    WEIGHTED-
                                                                           AVERAGE      AVERAGE
                                                                          EXERCISE       FAIR
                                                              SHARES        PRICE        VALUE
                                                            ----------    ---------    ---------
Outstanding at December 29, 1997..........................   2,560,353     $ 1.20
  Granted.................................................   3,426,073     $ 3.79        $1.25
  Exercised...............................................    (860,402)    $ 2.49
  Canceled................................................  (2,261,969)    $ 3.66
                                                            ----------
Outstanding at January 3, 1999............................   2,864,055     $ 2.27
  Granted
     Exercise price equal to the fair value of the stock
       at the date of grant...............................      16,700     $34.50        $1.95
     Exercise price less than the fair value of the stock
       at the date of grant...............................   2,304,158     $ 5.04        $3.41
     Exercise price greater than the fair value of the
       stock at the date of grant.........................     606,242     $10.99        $0.67
  Exercised...............................................  (2,104,999)    $ 2.85
  Canceled................................................    (758,449)    $ 2.87
                                                            ----------
Outstanding at January 2, 2000............................   2,927,707     $ 5.84
  Granted.................................................   2,484,102     $12.46        $9.56
  Exercised...............................................    (411,104)    $ 1.68
  Canceled................................................  (1,562,338)    $ 9.49
                                                            ----------
Outstanding at December 31, 2000..........................   3,438,367     $ 9.47
                                                            ==========
Options exercisable at:
  January 3, 1999.........................................     645,947     $ 1.61
  January 2, 2000.........................................     682,338     $ 2.05
  December 31, 2000.......................................     780,830     $ 3.99

     Options granted in the years ended January 3, 1999 and December 31, 2000 were granted with exercise prices equal to the fair market value of the stock.

     The following summarizes information about stock options outstanding and exercisable at December 31, 2000:

                             OPTIONS OUTSTANDING
                   ----------------------------------------
                                     WEIGHTED-AVERAGE
                                ---------------------------        OPTIONS EXERCISABLE
                                   REMAINING                   ---------------------------
                                  CONTRACTUAL                                 WEIGHTED-
   RANGE OF        NUMBER OF       LIFE (IN        EXERCISE    NUMBER OF       AVERAGE
EXERCISE PRICES     SHARES          YEARS)          PRICE       SHARES      EXERCISE PRICE
---------------    ---------    ---------------    --------    ---------    --------------
$ 0.10 - $ 0.30      162,116         6.32           $ 0.17      162,105         $ 0.17
$ 0.45 - $ 0.98      168,269         6.85           $ 0.89      148,700         $ 0.89
$ 2.50 - $ 3.38      433,922         8.08           $ 3.04      188,487         $ 3.10
$ 4.19 - $ 5.88      565,653         9.29           $ 4.74       67,832         $ 4.68
$ 6.00 - $13.75    1,353,932         9.16           $ 8.68      210,968         $ 8.40
$16.00 - $23.00      725,725         9.18           $21.80          613         $21.00
$26.94 - $36.81       28,750         9.07           $29.70        2,125         $36.29
                   ---------                                    -------
$ 0.10 - $36.81    3,438,367         8.80           $ 9.47      780,830         $ 3.99
                   =========                                    =======

                               VIXEL CORPORATION

     The Company applies the accounting provisions prescribed in APB 25 and related interpretations. In certain instances, the Company has issued stock options with an exercise price less than the fair value of the Company's common stock at the date of grant. Accordingly, total compensation costs related to these stock options of approximately $9,753,000 was deferred during fiscal 1999. The stock-based compensation costs are being amortized over the vesting period of the options, generally four years. Amortization of stock-based compensation costs of $4,228,000 and $2,892,000 was recorded in the fiscal years ended January 2, 2000 and December 31, 2000, respectively. Additionally, during the fiscal years ended January 3, 1999 and January 2, 2000, the Company recorded $52,000 and $140,000, respectively of compensation expense related to the issuance of stock options for services provided by consultants. The value of these stock options was determined based on their fair value using the Black-Scholes valuation model. In the year ended December 31, 2000, there were no stock options issued for services provided by consultants.

     Had the Company determined compensation expense based on the fair value of the option at the grant date for all stock options issued to employees, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                           JANUARY 3,    JANUARY 2,    DECEMBER 31,
                                                              1999          2000           2000
                                                           ----------    ----------    ------------
Net loss
  As reported............................................   $(21,233)     $(22,347)      $(23,557)
  Pro forma..............................................   $(21,487)     $(23,523)      $(27,780)
Basic and diluted net loss per share
  As reported............................................   $  (8.77)     $  (2.97)      $  (1.04)
  Pro forma..............................................   $  (8.87)     $  (3.11)      $  (1.22)

     The pro forma information has been determined as if the Company had accounted for its stock options issued to employees under the minimum value method for all periods prior to the Company becoming a public entity and fair value method for all periods subsequent to the Company becoming a public entity. The fair value of each option is estimated at the date of grant using the following weighted-average assumptions:

                                   FISCAL YEAR ENDED             PERIOD FROM            FISCAL YEAR ENDED
                                   -----------------    -----------------------------   -----------------
                                                         JANUARY 4,       OCTOBER 1,
                                                           1999 TO         1999 TO
                                      JANUARY 3,        SEPTEMBER 30,     JANUARY 2,      DECEMBER 31,
                                         1999               1999             2000             2000
                                   -----------------    -------------    ------------   -----------------
Expected term....................     5 years             5 years          4 years        4 years
Risk-free interest rate..........  4.22% - 5.64%        4.66% - 5.62%    5.42% - 5.93%     6.11%
Dividend yield...................        0%                  0%               0%             0%
Volatility.......................        0%                  0%              80%            85%

     The December 14, 1998 option-repricing event is considered a modification of an existing option. For determination of the pro forma amounts, these modifications are treated as if new options had been issued and any additional incremental value recorded in the year of repricing is immediately expensed for vested options and amortized to expense over the remaining vesting period for nonvested options.

14. STOCK WARRANTS

     All stock warrants have been valued using the Black-Scholes valuation model.

     In conjunction with the Series B preferred stock offering, the Company issued warrants to purchase 654,333 shares of Series A preferred stock. The warrants had an exercise price of $1.25 per share. In conjunction with the Series E preferred stock offering in October 1996, the Company issued warrants to purchase 69,261 shares of Series E preferred stock. The warrants have an exercise price of $5.63 per share and

                               VIXEL CORPORATION
expire on October 16, 2001. The Company also had outstanding a warrant to purchase 240,000 shares of Series A preferred stock at an exercise price of $1.25 per share, which was exercised on October 5, 1999.

     During May 1997, the Company issued warrants to purchase 25,000 shares of Series E preferred stock with an exercise price of $5.62 per share. These warrants were issued in conjunction with obtaining a capital lease line. The warrants were recorded at their fair value of $89,000, which was recorded as a debt issue cost and is being amortized over the term of the lease line. On October 6, 2000, such warrants expired unexercised.

     During December 1998, the Company issued warrants to purchase shares of Series E preferred stock with an exercise price of $8.25. These warrants were exercisable at any time after issuance for a period of five years and were issued in conjunction with obtaining a capital lease line. The warrants were recorded at their fair value of $49,000, which was recorded as a debt issue cost and is being amortized over 36 months. Warrants to purchase additional shares of Series E preferred stock were also issued in November 1998, in conjunction with obtaining a term loan. These warrants have an exercise price of $10.00 per share and are exercisable through November 25, 2003. The warrants have been recorded at their fair value of $230,000 as an original issue discount, which was amortized over the life of the term loan, which was repaid during fiscal 1999.

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

     During November 1999, warrants to purchase 57,143 shares of common stock were exercised through a cashless exercise to purchase 48,269 shares of common stock. During March 2000, warrants to purchase 14,444 shares of common stock were exercised through a cashless exercise to purchase 6,799 shares of common stock.

     Warrants to purchase common stock outstanding as of December 31, 2000 are summarized below:

NUMBER OF SHARES    EXERCISE PRICE                   EXPIRATION DATE
----------------    --------------                   ---------------
          56,667        $ 5.25                       October 6, 2004
          46,174        $ 8.45                      October 16, 2001
         150,000        $11.00                     September 30, 2002
          77,660        $15.00             November 25, 2003 to March 31, 2004
        --------
         330,501
        ========

                               VIXEL CORPORATION

     The following summarizes stock warrant activity:

Outstanding at January 3, 1999..............................   811,367
Warrants issued.............................................   160,993
Warrants canceled...........................................    (8,875)
Warrants exercised..........................................  (601,873)
                                                              --------
Outstanding at January 2, 2000..............................   361,612
Warrants canceled...........................................   (24,312)
Warrants exercised..........................................    (6,799)
                                                              --------
Outstanding at December 31, 2000............................   330,501
                                                              ========

15. INCOME TAXES

     At December 31, 2000 the Company has net operating loss carryforwards of approximately $65,995,000, which may be used to offset future taxable income. These carryforwards expire beginning in 2010 through 2020. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company's ownership occur. The Company believes that, pursuant to Section 382 of the Internal Revenue Code, there was a change in ownership of the Company in 1995 and that a substantial portion of the net operating loss carryforwards generated in or prior to 1995 (approximately $2,700,000) are significantly limited and potentially unusable. Future changes in the Company's ownership may further limit the use of such carryforward benefits.

     A reconciliation of taxes on results of operations at the federal statutory rate to the actual tax benefit is as follows (in thousands):

                                                              FISCAL YEAR ENDED
                                                  ------------------------------------------
                                                   JANUARY 3,     JANUARY 2,    DECEMBER 31,
                                                      1999           2000           2000
                                                  ------------    ----------    ------------
Tax at statutory rate...........................    $(7,219)       $(7,598)       $(8,009)
Nondeductible items.............................      2,236            243            249
Effect of state taxes...........................       (734)        (1,119)          (707)
Change in tax credits...........................       (990)          (918)           341
Change in valuation allowance...................      6,718          9,646          6,566
Other...........................................        (11)          (254)         1,560
                                                    -------        -------        -------
                                                    $    --        $    --        $    --
                                                    =======        =======        =======

     The Company's net deferred tax assets consist of the following (in thousands):

                                                              JANUARY 2,    DECEMBER 31,
                                                                 2000           2000
                                                              ----------    ------------
Net operating loss carryforwards............................   $ 20,075       $ 24,418
Goodwill and intangibles....................................      2,397          2,720
Credit carryforwards........................................      2,258          2,599
Accrued warranty costs......................................      1,150          1,257
Amortization of stock-based compensation....................      1,704          2,635
Other accruals..............................................        510            870
Other.......................................................        732            893
                                                               --------       --------
Gross deferred tax assets...................................     28,826         35,392
Less: valuation allowance...................................    (28,826)       (35,392)
                                                               --------       --------
Net deferred tax asset......................................   $     --       $     --
                                                               ========       ========

                               VIXEL CORPORATION

     The Company has recorded a valuation allowance equal to the net deferred tax asset balance because the Company's accumulated deficit, history of recurring net losses and possible limitations on the use of carryforwards give rise to uncertainty as to whether the deferred tax assets are realizable.

16. RETIREMENT SAVINGS PLAN

     The Company sponsors a retirement savings plan that qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. The plan provides that the Company may make contributions as determined by the Board of Directors. The Company contributed $398,000 and $447,000 to the plan in fiscal years ended January 3, 1999 and January 2, 2000, respectively. The Company did not contribute in the year ended December 31, 2000.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following summarizes selected financial information for each of the two years in the period ended December 31, 2000 (data may not add due to rounding, in thousands, except per share amounts):

                                                        Q1         Q2         Q3         Q4
                                                      -------    -------    -------    -------
2000
Total revenue.......................................  $ 7,777    $ 7,781    $ 8,502    $ 9,149
Gross profit........................................    2,222      2,497      3,074      3,684
Net loss............................................   (6,267)    (6,325)    (5,844)    (5,121)
Basic and diluted net loss per share................  $ (0.28)   $ (0.28)   $ (0.25)   $ (0.22)

1999
Total revenue.......................................  $10,522    $11,537    $ 8,903    $ 7,864
Gross profit........................................    2,993      3,393      2,648      1,582
Net loss............................................   (4,039)    (5,808)    (6,527)    (5,964)
Basic and diluted net loss per share................  $ (1.40)   $ (1.42)   $ (1.36)   $ (0.28)