Form 10-Q
period 2001-04-01
VIXEL CORP
filed 2001-05-15
CIK 1087955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended April 1, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's common stock, $.0015 par value, as of May 1, 2001 was 24,069,261.

                                VIXEL CORPORATION

               INDEX TO FORM 10-Q FOR QUARTER ENDED APRIL 1, 2001

                                                                                Page
                                                                                ----
Part I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Condensed Balance Sheet as of April 1, 2001 (unaudited) and
        December 31, 2000 (unaudited) ........................................    3

        Condensed Statement of Operations for the three month periods ended
        April 1, 2001 (unaudited) and April 2, 2000 (unaudited)...............    4

        Condensed Statement of Cash Flows for the three month periods ended
        April 1, 2001 (unaudited) and April 2, 2000 (unaudited)...............    5

        Notes to Condensed Financial Statements...............................    6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................    7

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   20

Part II.  OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds........................   20

    Item 6.  Exhibits and Reports on Form 8-K.................................   20

Signature.....................................................................   21

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                VIXEL CORPORATION
                             CONDENSED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                 April 1,    December 31,
                                                                   2001         2000
                                                                 ---------   ------------
Assets
     Current assets
         Cash and cash equivalents ...........................   $  24,041    $  17,066
         Short-term investments ..............................      16,284       25,636
         Accounts receivable, net of allowance for doubtful
             accounts of $703 and $850, respectively .........       2,842        7,344
         Inventories .........................................       2,557        1,415
         Prepaid expenses and other current assets ...........       1,799        2,129
                                                                 ---------    ---------
                Total current assets .........................      47,523       53,590

     Property and  equipment, net ............................       6,844        7,307
     Goodwill and other intangibles, net .....................       1,433        1,680
     Other assets ............................................         329          354
                                                                 ---------    ---------
                Total assets .................................   $  56,129    $  62,931
                                                                 =========    =========

Liabilities and stockholders' equity
     Current liabilities
         Current portion of long-term debt and capital leases    $   2,225    $   2,466
         Accounts payable ....................................       4,059        5,083
         Accrued liabilities .................................       8,079        6,927
                                                                 ---------    ---------
                Total current liabilities ....................      14,363       14,476

     Long-term debt and capital leases .......................       1,062        1,510
                                                                 ---------    ---------
                Total liabilities ............................      15,425       15,986
                                                                 ---------    ---------
     Commitments and contingencies
     Stockholders' equity

         Common stock, $.0015 par value;  60,000,000 shares
             authorized; 23,922,706 and 23,845,041 shares
             issued and outstanding, respectively ............          36           36
         Additional  paid-in capital .........................     156,407      156,387
         Stock-based compensation ............................      (1,631)      (2,160)
         Notes receivable from stockholders ..................      (5,122)      (5,122)
         Treasury stock, at cost; 66,666 shares ..............         (50)         (50)
         Accumulated deficit .................................    (108,936)    (102,146)
                                                                 ---------    ---------
                Total stockholders' equity ...................      40,704       46,945
                                                                 ---------    ---------
                Total liabilities and stockholders' equity ...   $  56,129    $  62,931
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

                                VIXEL CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                        --------------------
                                                        April 1,    April 2,
                                                          2001        2000
                                                        --------    --------
Revenue
       SAN systems ..................................   $  3,540    $  6,969
       Components ...................................      2,514         808
                                                        --------    --------
           Total revenue ............................      6,054       7,777
Cost of revenue (1) .................................      3,839       5,581
                                                        --------    --------
Gross profit ........................................      2,215       2,196
                                                        --------    --------

Operating expenses
       Research and development (2) .................      3,993       3,444
       Selling, general and administrative (3) ......      4,817       4,105
       Amortization of goodwill and other intangibles        247         540
       Amortization of stock-based compensation .....        516       1,142
                                                        --------    --------
           Total operating expenses .................      9,573       9,231
                                                        --------    --------

Loss from operations ................................     (7,358)     (7,035)
Other income, net ...................................        568         768
                                                        --------    --------
Net loss ............................................   $ (6,790)   $ (6,267)
                                                        ========    ========

Basic and diluted net loss per share ................   $  (0.29)   $  (0.28)
                                                        ========    ========

Weighted-average shares outstanding .................     23,264      22,103
                                                        ========    ========

(1) Includes amortization of stock-based compensation of $11 and $26, respectively.

(2) Excludes amortization of stock-based compensation of $11 and $49, respectively.

(3) Excludes amortization of stock-based compensation of $505 and $1,093, respectively.


         The accompanying notes are an integral part of these condensed financial statements.

                                VIXEL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                               --------------------
                                                               April 1,    April 2,
                                                                 2001        2000
                                                               --------    --------
Cash flows from operating activities
     Net loss ..............................................   $ (6,790)   $ (6,267)
     Adjustments to reconcile net loss to net cash used in
        operating activities
         Depreciation ......................................      1,028         707
         Amortization of goodwill and other intangibles ....        247         540
         Stock-based compensation ..........................        527       1,168
         Changes in
             Accounts receivable, net ......................      4,502        (877)
             Inventories ...................................     (1,142)      1,464
             Prepaid expenses and other assets .............        355         459
             Accounts payable and accrued liabilities ......        128         (90)
                                                               --------    --------
                Net cash used in operating activities ......     (1,145)     (2,896)
                                                               --------    --------

Cash flows from investing activities
     Purchase of short-term investments ....................     (8,221)     (4,329)
     Sale of short-term investments ........................     17,573      43,446
     Purchase of property and equipment ....................       (530)       (642)
                                                               --------    --------

                Net cash provided by investing activities ..      8,822      38,475
                                                               --------    --------

Cash flows from financing activities
     Receipt of payment on stockholder note receivable .....       --            24
     Principal payments on long-term debt and capital leases       (725)       (712)
     Amortization of debt issuance costs ...................          1           4
     Proceeds from exercise of stock options ...............         22         156
                                                               --------    --------
                Net cash used in financing activities ......       (702)       (528)
                                                               --------    --------

Net increase in cash and cash equivalents ..................      6,975      35,051
Cash and cash equivalents, beginning of period .............     17,066      16,706
                                                               --------    --------
Cash and cash equivalents, end of period ...................   $ 24,041    $ 51,757
                                                               ========    ========

Cash paid for interest .....................................   $    102    $    147
Equipment purchased under capital leases ...................   $     36    $    698

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                VIXEL CORPORATION

                     Notes to Condensed Financial Statements
                     (Information for the three months ended
                        April 1, 2001 and April 2, 2000)
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying condensed financial statements as of April 1, 2001 and for the three month periods ended April 1, 2001 and April 2, 2000 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three month period ended April 1, 2001 are not necessarily indicative of future financial results.

     Investors should read these interim statements in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto for the fiscal year ended December 31, 2000 (audited) included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2001.

     Certain items in the April 2, 2000 financial statements have been reclassified to conform to the April 1, 2001 presentation. These reclassifications have no impact on stockholders' equity, net loss or cash flows as previously reported.

NOTE 2.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                April 1,   December 31,
                                                  2001        2000
                                                --------   ------------
         Raw materials                           $1,291      $ 1,177
         Finished goods                           1,998        1,266
         Less: write-down to expected
                realizable value                   (732)      (1,028)
                                                 ------      -------
                                                 $2,557      $ 1,415

NOTE 3.  NET LOSS PER SHARE

     Basic net loss per share represents the net loss divided by the weighted-average number of common shares outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net loss per share represents net loss divided by the weighted-average number of common shares outstanding including the potentially dilutive impact of common stock options and warrants and shares of restricted stock subject to repurchase. Common stock options and warrants are converted using the treasury stock method. Basic and diluted net loss per share are equal for the periods presented because the impact of common stock equivalents is anti-dilutive. Potentially dilutive securities totaling 5,004,946 and 4,758,079 shares for the quarters ended April 1, 2001 and April 2, 2000, respectively, were excluded from diluted net loss per share due to their anti-dilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed financial statements in Item 1 of this Quarterly Report and with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.

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

     We derive substantially all of our revenue from the sale of SAN interconnect products, including switches, hubs and transceivers. We currently include our SAN InSite software with our switches and managed hubs and do not sell this software separately from our other products. We have, however, developed a version of our SAN InSite software that we will license for a fee. SAN systems revenue consists of revenue generated from our SAN switches, hubs and transceiver products sold as a result of selling our switches and hubs. Component revenue consists primarily of revenue generated from the sale of our transceiver products to original equipment manufacturers, or OEMs, for use in their products.

     We sell our products primarily to a limited number of customers. Sun Microsystems, Avid Technology and Compaq Computer represented 49.0%, 19.5% and 10.2% of revenue, respectively for the three months ended April 1, 2001. Compaq Computer, IBM, Bell Microproducts and Avid Technology represented 24.6%, 10.9%, 10.4% and 10.4% of revenue, respectively for the three months ended April 2, 2000. No other individual customer represented more than 10.0% of our total revenue in those periods. During the three months ended April 1, 2001 and April 2, 2000, 9.7% and 20.4%, respectively, of our total revenue was derived from sales to distribution channel customers. We plan to continue to expand our sales channels to include systems integrators, VARs and additional distributors in the United States and internationally.

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

                                                       Three Months Ended
                                                       ------------------
                                                       April 1,  April 2,
                                                         2001      2000
                                                       --------  --------
Revenue
       SAN systems ..................................      58.5%     89.6%
       Components ...................................      41.5      10.4
                                                         ------    ------
           Total revenue ............................     100.0     100.0
Cost of revenue .....................................      63.4      71.8
                                                         ------    ------

Gross profit ........................................      36.6      28.2
                                                         ------    ------

Operating expenses

       Research and development .....................      66.0      44.3
       Selling, general and administrative ..........      79.6      52.8
       Amortization of goodwill and other intangibles       4.1       6.9
       Amortization of stock-based compensation .....       8.5      14.7
                                                         ------    ------
           Total operating expenses .................     158.1     118.7
                                                         ------    ------

Loss from operations ................................    (112.2)    (90.5)
Other income, net ...................................       9.4       9.9
                                                         ------    ------
Net loss ............................................    (102.8)%   (80.6)%
                                                         ======    ======

THREE MONTHS ENDED APRIL 1, 2001 COMPARED WITH THREE MONTHS ENDED APRIL 2, 2000

     Revenue. Total revenue was $6,054 and $7,777 for the three months ended April 1, 2001 and April 2, 2000, respectively. Our SAN systems revenue was $3,540 and $6,969 for the three months ended April 1, 2001 and April 2, 2000, respectively. The 49.2% decrease in SAN systems revenue in the first quarter 2001 compared with the first quarter 2000 was primarily the result of decreased sales of our entry-level hub products.

     Component revenue was $2,514 and $808 for the three months ended April 1, 2001 and April 2, 2000, respectively. The increase in our component revenue is a result of a one-time order of a transceiver product from one of our OEM customers. This order was received during fourth quarter of 2000 and shipments against the order took place during the fourth quarter of 2000 and the first quarter of 2001. The remaining balance of the order is scheduled to ship during the second quarter of 2001. We plan to discontinue the manufacturing and selling of our gigabit interface converter transceivers, or GBIC, during the second quarter of 2001. As a result, we anticipate that our component revenue will significantly decrease in the third quarter of 2001 and thereafter.

     Gross profit. Cost of revenue includes the cost to acquire finished products from a third party manufacturer of our products, expenses we incur related to inventory management, product quality testing, customer order fulfillment, and provisions for warranty expenses and inventory obsolescence. Gross profit was $2,215 and $2,196 for the three months ended April 1, 2001 and April 2, 2000, respectively, representing 36.6% and 28.2% of total revenue, respectively. The 2001 increase in gross profit percentage compared with 2000 reflects the shift to higher-margin switch revenue and increased gross margins on the 2001 component revenue.

    Research and development expenses. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and sustaining engineering of our products, consulting and outside service fees, costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses were $3,993, or 66.0% of total revenue, in the three months ended April 1, 2001 compared with $3,444, or 44.3% of total revenue, in the three months ended April 2, 2000. The $549, or 15.9%, increase in expenses during the three months ended April 1, 2001 was primarily attributable to increased personnel, costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. We believe that continued investment in research and development is an essential element of our strategic objectives to design quality products while reducing costs. We anticipate that research and development expenses will increase in the future.

    Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, finance and information technology support functions, as well as professional fees, allowance for doubtful accounts receivable, trade shows and other marketing activities. Selling, general and administrative expenses were $4,817, or 79.6% of total revenue, in the three months ended April 1, 2001 compared with $4,105, or 52.8% of total revenue, in the three months ended April 2, 2000. The $712, or 17.3%, increase in expenses during the three months ended April 1, 2001 was primarily attributable to additional personnel devoted to selling and servicing our products. We expect our quarterly selling, general and administrative expenses to decrease from first quarter 2001 amounts during the remainder of 2001. This reduction is anticipated as a result of reducing the number of personnel engaged in marketing, finance and information technology support functions in April 2001, and reduced levels of discretionary spending now planned for the remainder of 2001.

     Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles for the three months ended April 1, 2001 and April 2, 2000 were $247 and $540, respectively, representing 4.1% and 6.9% of total revenue, respectively. This decrease is the result of certain intangible assets capitalized in conjunction with our purchase of Arcxel Technologies in February 1998, being fully amortized during fiscal 2000.

    Amortization of stock-based compensation. Total amortization of stock-based compensation was $527 and $1,168 for the three months ended April 1, 2001 and April 2, 2000, respectively. Of these amounts, $11 and $26, respectively, were included in cost of revenue. At April 1, 2001, unamortized stock-based compensation was approximately $1.6 million.

    Other income, net. Other income, net consists of interest income, interest expense and other miscellaneous income or expense. Other income was $568 for the three months ended April 1, 2001, which consisted primarily of interest income and represented 9.4% of total revenue. Other income of $768 for the three months ended April 2, 2000 represented 9.9% of total revenue and consisted primarily of interest income.

                         LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations primarily through the sale of common stock and preferred stock with aggregate proceeds of approximately $114.3 million. Additionally, we have financed our operations through capital equipment lease lines, working capital credit facilities, notes payable and $6.9 million in net cash received from the sale of our laser diode fabrication facility and gigabit Ethernet product line. Our principal sources of liquidity at April 1, 2001 consisted of $24.0 million in cash and cash equivalents and $16.3 million in short-term investments.

    Cash utilized by operating activities was $1.1 million for the three months ended April 1, 2001, due primarily to net losses, offset by a reduction in working capital required to fund our operations. Cash provided by investing activities was $8.8 million, primarily related to maturities of short-term investments, offset by purchases of short-term investments, and capital expenditures of $530. Cash used in financing activities was $702, primarily due to payments on our capital leases.

    We believe that our existing cash, cash equivalents and short-term investment balances will be sufficient to meet our cash requirements at least through the next twelve months. However, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our future revenue, the timing and extent of spending to support product development efforts and expansion of sales, general and administrative activities, the timing of introductions of new products, and market acceptance of our products. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms or at all.

                        RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities," is effective as of January 1, 2001. These pronouncements establish accounting and reporting standards for derivative instruments and hedging activities which, among other things, require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those derivatives at fair value. The adoption of SFAS No. 133 has not materially impacted our financial position, results of operations or cash flows because the Company does not have derivative financial instruments.

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

      FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

WE HAVE INCURRED SIGNIFICANT LOSSES SINCE OUR INCEPTION, WE EXPECT FUTURE LOSSES, AND WE MAY NOT BECOME PROFITABLE.

     We have incurred significant losses since inception, most recently a net loss of $6.8 million for the three months ended April 1, 2001, and expect to incur losses in the future. As of April 1, 2001, we had an accumulated deficit of $108.9 million. We cannot be certain that we ever will realize sufficient revenue to achieve profitability. We expect to incur significant product development, sales and marketing and administrative expenses, and we will need to generate significant revenue to achieve and maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

     Our revenue and results of operations have varied on a quarterly basis in the past and may vary significantly in the future due to a number of factors, many of which may cause our stock price to fluctuate. Some of the factors that could affect our operating results include:

     o the size, terms and fluctuations of customer orders, particularly orders from a limited number of original equipment manufacturers, or OEMs;

     o changes in general economic conditions and specific economic conditions in the computer storage and networking industries, such as a change in spending levels for information technology products;

     o the timing of customer orders, a large percentage of which are generated in the last month of the quarter;

     o our ability to attain and maintain sufficient reliability levels for our SAN interconnect products;

     o    our ability to develop and market new products;

     o the timing of the introduction or enhancement of products by us, our OEMs and our competitors;

     o    decreases in the prices at which we can sell our products;

     o the mix of products sold and the mix of distribution channels through which our products are sold; and

     o the ability of our contract manufacturer to produce and distribute our products in a timely fashion.

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

THE LOSS OF ONE OR MORE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUE.

     Our success will depend on our continued ability to develop and manage relationships with significant OEMs and resellers, as well as on the sales efforts and success of these customers. Sun Microsystems, Avid Technology and Compaq Computer represented 49.0%, 19.5% and 10.2% of our total revenue, respectively, for the three months ended April 1, 2001. Although we are attempting to expand our base of OEMs and resellers, most of our future revenue may come from a small number of customers.

     Our agreements with our customers do not provide any assurance of future sales to those customers. For example:

     o our OEM and reseller agreements are not exclusive and contain no renewal obligation;

     o our OEMs and resellers can stop purchasing and marketing our products at any time; and

     o    our OEM and reseller agreements do not require minimum purchases.

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

OUR SUCCESS IS DEPENDENT UPON ACCEPTANCE OF FIBRE CHANNEL TECHNOLOGY AND THE GROWTH OF THE EMERGING SAN MARKET.

     Our SAN InSite management software, switches and hubs are used exclusively in SANs. Accordingly, widespread adoption of SANs is critical to our future success. The market for SANs and related software, switches and hubs is evolving rapidly and it is difficult to predict its potential size or future growth rate. Our success in generating revenue in this emerging SAN market will depend on, among other things, our ability to:

     o demonstrate the benefits of SANs and our SAN InSite management software, switch and hub products to OEMs, resellers and end-users;

     o enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards;

     o develop, maintain and build relationships with leading OEMs and resellers; and

     o accurately predict the direction of industry standards and base our products on those industry standards.

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

     Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high-quality, cost-effective products as well as product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. If we do not successfully develop, introduce and market new products, especially our switch and managed hub products, our revenue may decline. We have announced the launch of our 2-gigabit Fibre Channel switches and will soon launch our SAN InSite management software upgrade. Our future revenue growth will depend on the success of our upgrades and new product launches and product launches by customers for which we are developing products under technology development agreements and the success of our current switch and managed hub products. In addition, as we introduce new or enhanced products, we will have to manage successfully the transition from older products in order to minimize disruption in our customers' ordering patterns, avoid excessive levels of older product inventories and ensure that enough supplies of new products can be delivered to meet our customers' demands. To the extent customers defer or cancel orders in expectation of new product releases, any delay in development or introduction of new products could cause our operating results to suffer.

BECAUSE A SIGNIFICANT PORTION OF OUR REVENUE IS DERIVED FROM SALES OF ENTRY-LEVEL HUBS AND TRANSCEIVERS, WE ARE DEPENDENT ON CONTINUED WIDESPREAD MARKET ACCEPTANCE OF THESE PRODUCTS.

     We currently derive a significant portion of our revenue from sales of our entry level hubs and transceivers. We plan, however, to discontinue the manufacturing and selling of our GBIC product during the second quarter of 2001. Although we anticipate our revenue from sales of entry level hubs and transceivers to further decline as we focus on the development of SAN system products and as management of SAN products becomes more important in larger, more complex SAN implementations, we expect that revenue from our entry level hubs and, in the second quarter of 2001, our transceiver products will continue to account for a substantial portion of our total revenue for the foreseeable future. If the market does not continue to accept our entry-level hubs, our total revenue will decline significantly.

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

     For switch sales, we compete primarily with Brocade Communications, McDATA Corporation and Qlogic Corporation. For hub sales, we compete primarily with Emulex Corporation and Gadzoox Networks. Although we do not believe that any of the above competitors offer comprehensive SAN interconnect management software that directly competes with ours, other vendors, such as Brocade and Gadzoox, provide single point-device managers for either switch or hub products, but not across multiple interconnect devices, including switches, hubs and transceivers. We will soon launch a version of our SAN InSite management software to manage third-party devices within the SAN interconnect. Other software vendors, such as Veritas Software, SANnavigator, Inc., and Prisa Networks, have introduced or have under development products that may compete with our product when it is released. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. Furthermore, larger companies in other related industries or our customers may develop or acquire technologies and apply their significant resources, including their distribution channels and brand recognition, to capture significant SAN market share. Therefore, we may not be able to compete successfully in the SAN market.

OUR FAILURE TO ENHANCE OUR EXISTING PRODUCTS AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS COULD CAUSE OUR REVENUE TO FALL.

     Given the product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could significantly harm our business, results of operations and financial condition. During 2001, we expect to introduce our new 2-gigabit Fibre Channel switch, our "loop switch on a chip" ASIC, a Fibre Channel switch module for Lucent Technology's OptiStar EdgeSwitch, and a version of our SAN InSite management software that will manage third-party products in the SAN. We may not be able to develop, manufacture and market these new products or other product enhancements in a timely manner or in a manner that will achieve market acceptance. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these new technologies from third parties. Product development delays may result from numerous factors, including:

     o    changing OEM product specifications;

     o    difficulties in hiring and retaining necessary personnel;

     o difficulties in reallocating engineering resources and overcoming resource limitations;

     o    difficulties with independent contractors or development partners;

     o    changing market or competitive product requirements; and

     o    unanticipated engineering complexities.

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

ANY FAILURE BY US TO SUCCESSFULLY EXECUTE OUR DISTRIBUTION STRATEGY WILL NEGATIVELY IMPACT OUR REVENUE.

     Our distribution strategy focuses primarily on developing and expanding indirect distribution channels through OEMs and resellers. Our failure to execute this strategy successfully could limit our ability to grow or sustain revenue. Furthermore, as we expand our sales to resellers, we may increase our selling costs, as these parties generally require a higher level of customer support than our OEMs. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer. Many of our resellers also sell products that compete with our products. We cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our failure to successfully develop or manage our reseller relationships or their failure to sell our products could reduce our revenue.

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

     In October 2000, Kent Electronics announced that it had sold K*Tec Electronics to Thayer-Blum Funding II LLC. K*Tec Electronics has assured us that the sale will not affect its ability to meet our manufacturing needs. However, we cannot be certain that K*Tec will continue to operate in the same manner as before the sale or be able to meet our manufacturing requirements without additional cost, or at all.

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

     We are in the process of launching our new 2-gigabit Fibre Channel switches, and plan to regularly introduce new products and product enhancements, which will require that we coordinate our efforts with K*Tec to rapidly achieve volume production. If we do not effectively manage our relationship with K*Tec, or if K*Tec experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, our ability to ship products to our customers could be delayed and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If we are required to or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

WE MAY LOSE SALES IF OUR SOLE SOURCE SUPPLIERS FAIL TO MEET OUR NEEDS.

     We currently purchase several key components from single sources. We depend on single sources for our card guides, our application specific integrated circuits, or ASICs, and our microprocessors. ASICs are custom designed computer chips that perform specific functions very efficiently. In addition, we license software from a third party that is incorporated into our switches and hubs. If we cannot supply products due to a lack of components, or are unable to redesign products with other components in a timely manner, our business, results of operations and financial condition would be materially adversely affected.

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

     We observed, and some customers confirmed, that in certain applications our GBIC and GLM transceivers manufactured prior to March 1998 that incorporated a third party CD laser experienced an abnormally high failure rate. We no longer use the CD laser. As a result of this problem, we recorded a warranty reserve of $3.6 million in the fourth quarter of fiscal 1998. Although we have settled claims by customers that purchased the majority of these products, there is a risk that additional claims could occur and that the total amount reserved may be inadequate to cover all potential claims. Claims against us in excess of the amount of our reserves could have a material adverse effect on our business and financial condition. Partially as a result of this problem we have seen our component revenue decrease from $24.2 million in fiscal 1998 to $13.7 million in fiscal 1999 to $3.6 million in fiscal 2000. We plan to discontinue the manufacturing and selling of our GBIC product during the second quarter of 2001 and anticipate that revenue from our other tansceivers will continue to decrease as we have decided to focus our resources on our SAN systems products.

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

WE PLAN TO INCREASE OUR INTERNATIONAL SALES, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

     Our revenue from international sales represented 19.2% of our total revenue for the three months ended April 1, 2001. We plan to expand our international sales, especially in Europe and Asia. Our international sales growth will be limited if we are unable to establish relationships with international distributors, establish foreign operations, effectively manage international sales channels and develop relationships with service organizations. We cannot be certain that we will be able to establish, generate and build market demand for our products internationally. Our international operations will be subject to a number of risks, including:

     o    increased complexity and costs of managing international operations;

     o multiple protectionist, conflicting and changing governmental laws and regulations;

     o    longer sales cycles;

     o    difficulties in collecting accounts receivables;

     o    reduced or limited protections of intellectual property rights; and

     o    political and economic instability.

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     The trading price of our common stock has been and is likely to continue to be volatile. The market price of our common stock may fluctuate significantly in response to several factors, including but not limited to the following factors, some of which are beyond our control:

     o    actual or anticipated fluctuations in our operating results;

     o losses of our key OEMs or reduction in their purchases of our products;

     o    changes in financial estimates by securities analysts;

     o    changes in market valuations of other technology companies;

     o announcements by us or our competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

     o    additions or departures of key personnel; and

     o    future sales of capital stock.

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

     These purchases also involve numerous risks, including:

     o problems assimilating the purchased operations, technologies or products;

     o    unanticipated costs associated with the acquisition;

     o    diversion of management's attention from our core business;

     o adverse effects on existing business relationships with suppliers and customers;

     o    incorrect estimates made in the accounting for acquisitions;

     o risks associated with entering markets in which we have no or limited prior experience; and

     o    potential loss of key employees of purchased organizations.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

     We maintain investment portfolio holdings of various issuers, types, and maturities, the majority of which are commercial paper and government securities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value.

     Our investment portfolio, with a fair value of $16.3 million as of April 1, 2001, is invested in commercial paper, government securities and corporate indebtedness that could experience an adverse decline in fair value should an increase in interest rates occur. In addition, declines in interest rates could have an adverse impact on interest earnings for our investment portfolio. We do not currently hedge against this interest rate exposure.

     All of our revenue is realized in U.S. dollars and is from customers primarily headquartered in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange risk.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's Registration Statement on Form S-1 (No. 333-81347) for its initial public offering of its common stock became effective September 30, 1999. The initial public offering resulted in net proceeds to the Company of $82.8 million. Expenses related to the offering totaled approximately $1.4 million. Through April 1, 2001, the proceeds were applied to repay $12.3 million in debt, $3.5 million in capital lease obligations, $3.7 million was used to purchase property and equipment and $22.6 million was used for working capital and general purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        EXHIBIT
        NUMBER                       DESCRIPTION

         3.1(1) Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)

         3.2(2) Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

         3.3(1)   Bylaws of the Registrant (Exhibit 3.4)

         4.1(1)   Form of Registrant's Common Stock Certificate

         10.1 Form of Stock Option Agreement under 1999 Stock Option Plan between the Registrant and Certain of its Executive Officers.

         10.2 Nonstatutory Stock Option Agreement between Registrant and James McCluney dated January 23, 2001

         10.3 Employment Offer Letter between Registrant and Kurtis Adams dated August 20, 1998.

         10.4 Employment Offer Letter between Registrant and Thomas Hughes dated March 21, 2000.

---------------------------

(1) Incorporated by reference to designated exhibits to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-81347), declared effective on September 30, 1999.

(2) Incorporated by reference to designated exhibits to Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.

(b)  Reports on Form 8-K:

     None.

        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2001         VIXEL CORPORATION
                            (Registrant)


                            /s/  Kurtis L. Adams
                            ---------------------------------
                            Kurtis L. Adams
                            Chief Financial Officer, Vice President of Finance, Secretary and Treasurer (Authorized Officer and Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

     EXHIBIT
     NUMBER                       DESCRIPTION

     3.1 (1) Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)

     3.2 (2) Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

     3.3 (1)   Bylaws of the Registrant (Exhibit 3.4)

     4.1 (1)   Form of Registrant's Common Stock Certificate

    10.1 Form of Stock Option Agreement under 1999 Stock Option Plan between the Registrant and Certain of its Executive Officers.

    10.2 Nonstatutory Stock Option Agreement between Registrant and James McCluney dated January 23, 2001

    10.3 Employment Offer Letter between Registrant and Kurtis Adams dated August 20, 1998.

    10.4 Employment Offer Letter between Registrant and Thomas Hughes dated March 21, 2000.

---------------------------

(1) Incorporated by reference to designated exhibits to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-81347), declared effective on September 30, 1999.

(2) Incorporated by reference to designated exhibits to Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.