Form 10-Q
period 2001-07-01
VIXEL CORP
filed 2001-08-15
CIK 1087955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) [X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2001 OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-27221

VIXEL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-1176506

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11911 North Creek Parkway South
Bothell, Washington 98011
(425) 806-5509

(Address, including zip code, of Registrant’s principal executive offices and telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

     The number of shares outstanding of the Registrant’s common stock, $.0015 par value, as of August 8, 2001 was 24,094,474.

VIXEL CORPORATION

INDEX TO FORM 10-Q FOR QUARTER ENDED JULY 1, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIXEL CORPORATION
CONDENSED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	July 1,	December 31,
	2001	2000

Assets
Current assets
Cash and cash equivalents	$20,291	$17,066

Short-term investments	17,603	25,636

Accounts receivable, net of allowance for doubtful accounts of $521 and $850, respectively	2,736	7,344

Inventories	2,318	1,415

Prepaid expenses and other current assets	1,415	2,129

Total current assets	44,363	53,590

Property and equipment, net	6,142	7,307

Goodwill and other intangibles, net	1,348	1,680

Other assets	340	354

Total assets	$52,193	$62,931

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and capital leases	$1,912	$2,466

Accounts payable	5,033	5,083

Accrued liabilities	7,119	6,927

Total current liabilities	14,064	14,476

Long-term debt and capital leases	619	1,510

Total liabilities	14,683	15,986

Commitments and contingencies
Stockholders’ equity
Common stock, $.0015 par value; 60,000,000 shares authorized; 24,092,252 and 23,845,041 shares issued and outstanding, respectively	36	36

Additional paid-in capital	156,681	156,387

Stock-based compensation	(1,332)	(2,160)

Notes receivable from stockholders	(3,745)	(5,122)

Treasury stock, at cost; 66,666 shares	(50)	(50)

Accumulated deficit	(114,080)	(102,146)

Total stockholders’ equity	37,510	46,945

Total liabilities and stockholders’ equity	$52,193	$62,931

The accompanying notes are an integral part of these condensed financial statements.

VIXEL CORPORATION
CONDENSED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

Revenue

SAN systems	$3,971	$7,726	$7,511	$14,696

Components	2,520	55	5,034	862

Total revenue	6,491	7,781	12,545	15,558

Cost of revenue (1)	3,997	5,300	7,836	10,881

Gross profit	2,494	2,481	4,709	4,677

Operating expenses

Research and development (2)	3,676	3,845	7,669	7,289

Selling, general and administrative (3)	3,940	4,531	8,757	8,637

Amortization of goodwill and other intangibles	191	540	438	1,079

Amortization of stock-based compensation	282	631	798	1,773

Total operating expenses	8,089	9,547	17,662	18,778

Loss from operations	(5,595)	(7,066)	(12,953)	(14,101)

Other income, net	451	741	1,019	1,509

Net loss	$(5,144)	$(6,325)	$(11,934)	$(12,592)

Basic and diluted net loss per share	$(0.22)	$(0.28)	$(0.51)	$(0.56)

Weighted-average shares outstanding	23,502	22,663	23,383	22,383

(1)	Includes amortization of stock-based compensation of $7 and $16 for the three months ended July 1, 2001 and July 2, 2000, respectively, and $18 and $42 for the six months ended July 1, 2001 and July 2, 2000, respectively.

(2)	Excludes amortization of stock-based compensation of $8 and $31 for the three months ended July 1, 2001 and July 2, 2000, respectively, and $18 and $81 for the six months ended July 1, 2001 and July 2, 2000, respectively.

(3)	Excludes amortization of stock-based compensation of $274 and $600 for the three months ended July 1, 2001 and July 2, 2000, respectively, and $780 and $1,692 for the six months ended July 1, 2001 and July 2, 2000, respectively.

The accompanying notes are an integral part of these condensed financial statements.

VIXEL CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED

	July 1,	July 2,
	2001	2000

Cash flows from operating activities

Net loss	$(11,934)	$(12,592)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	2,066	1,517

Amortization of goodwill and other intangibles	332	1,079

Stock-based compensation	816	1,815

Changes in

Accounts receivable, net	4,608	(705)

Inventories	(903)	1,573

Prepaid expenses and other assets	728	303

Accounts payable and accrued liabilities	142	(258)

Net cash used in operating activities	(4,145)	(7,268)

Cash flows from investing activities

Purchase of short-term investments	(19,481)	(12,117)

Sale of short-term investments	27,513	48,979

Purchase of property and equipment	(866)	(1,599)

Net cash provided by investing activities	7,166	35,263

Cash flows from financing activities

Receipt of payment on stockholder notes receivable	1,377	24

Principal payments on long-term debt and capital leases	(1,481)	(1,473)

Amortization of debt issuance costs	1	8

Proceeds from exercise of stock options	307	1,321

Net cash provided by (used in) financing activities	204	(120)

Net increase in cash and cash equivalents	3,225	27,875

Cash and cash equivalents, beginning of period	17,066	16,706

Cash and cash equivalents, end of period	$20,291	$44,581

Cash paid for interest	$178	$455

Equipment purchased under capital leases	$35	$698

The accompanying notes are an integral part of these condensed financial statements.

VIXEL CORPORATION

Notes to Condensed Financial Statements
(Information for the three months ended
July 1, 2001 and July 2, 2000)
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed financial statements as of July 1, 2001 and for the three and six month periods ended July 1, 2001 and July 2, 2000 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results and financial position for the interim periods. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three and six month periods ended July 1, 2001 are not necessarily indicative of future financial results.

     Investors should read these interim statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto for the fiscal year ended December 31, 2000 (audited) included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2001.

     Certain items in the July 2, 2000 financial statements have been reclassified to conform to the July 1, 2001 presentation. These reclassifications have no impact on stockholders’ equity, net loss or cash flows as previously reported.

NOTE 2. INVENTORIES

     Inventories consist of the following (in thousands):

	July 1,	December 31,
	2001	2000

Raw materials	$2,849	$1,177

Finished goods	1,763	1,266

Less: write-down to expected realizable value	(2,294)	(1,028)

	$2,318	$1,415

NOTE 3. NET LOSS PER SHARE

     Basic net loss per share represents the net loss divided by the weighted-average number of common shares outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net loss per share represents net loss divided by the weighted-average number of common shares outstanding including the potentially dilutive impact of common stock options and warrants and shares of restricted stock subject to repurchase. Common stock options and warrants are converted using the treasury stock method. Basic and diluted net loss per share are equal for the periods presented because the impact of common stock equivalents is anti-dilutive. Potentially dilutive securities totaling 5,448,744 and 4,467,479 shares for the quarters ended July 1, 2001 and July 2, 2000, respectively, were excluded from diluted net loss per share calculations due to their anti-dilutive effect.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed financial statements in Item 1 of this Quarterly Report and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.

     This document contains forward-looking statements that involve risk and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

     We derive substantially all of our revenue from the sale of SAN interconnect products, including switches, hubs and transceivers. We currently include our SAN InSite software with our switches and managed hubs and do not sell this software separately from our other products. We have, however, developed a version of our SAN InSite software, SAN InSite™ Professional, that we will license for a fee. We introduced SAN InSite™ Professional during the second quarter of 2001, but to date have not recognized any revenue from this new product. SAN systems revenue consists of revenue generated from our SAN switches, hubs and transceiver products sold as a result of selling our switches and hubs. Component revenue consists primarily of revenue generated from the sale of our transceiver products to original equipment manufacturers, or OEMs, for use in their products. During the second quarter of 2001, we discontinued the manufacturing and selling of our transceiver products.

     We sell our products primarily to a limited number of customers. Sun Microsystems, Compaq Computer and Avid Technology represented 45.9%, 23.0% and 11.0% of revenue, respectively for the three months ended July 1, 2001. Compaq Computer, Sun Microsystems and Bell Microproducts represented 22.6%, 21.2% and 11.6% of revenue, respectively for the three months ended July 2, 2000. No other individual customer represented more than 10.0% of our total revenue in those periods. During the three months ended July 1, 2001 and July 2, 2000, 8.3% and 21.3%, respectively, of our total revenue was derived from sales to distribution channel customers. We plan to continue to expand our sales channels to include systems integrators, VARs and additional distributors in the United States and internationally.

     We recently developed a Fibre Channel loop switch application specific integrated circuit, or ASIC, for use in various storage devices. We have licensed the manufacturing and selling of this ASIC to a third party and will generally derive royalty revenue from its sales.

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

	Three Months Ended		Six Months Ended

	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

Revenue

SAN systems	61.2%	99.3%	59.9%	94.5%

Components	38.8	0.7	40.1	5.5

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue	61.6	68.1	62.5	69.9

Gross profit	38.4	31.9	37.5	30.1

Operating expenses

Research and development	56.6	49.4	61.1	46.9

Selling, general and administrative	60.8	58.3	69.8	55.5

Amortization of goodwill and other intangibles	2.9	6.9	3.5	6.9

Amortization of stock-based compensation	4.3	8.1	6.4	11.4

Total operating expenses	124.6	122.7	140.8	120.7

Loss from operations	(86.2)	(90.8)	(103.3)	(90.6)

Other income, net	6.9	9.5	8.1	9.7

Net loss	(79.2)%	(81.3)%	(95.1)%	(80.9)%

THREE AND SIX MONTHS ENDED JULY 1, 2001 COMPARED WITH THREE AND SIX MONTHS ENDED JULY 2, 2000

     Revenue. Total revenue in the second quarter of fiscal 2001 was $6,491, a decrease of $1,290, or 16.5%, compared with $7,781 for the second quarter of fiscal 2000. Total revenue for the first six months of fiscal 2001, was $12,545, a decrease of $3,013, or 19.4%, from $15,558 for the first six months of fiscal 2000.

     Revenue generated from our SAN systems was $3,971, or 61.2%, of total revenue, for the second quarter of fiscal 2001. This represents a decrease of $3,755, or 48.6%, from the comparable quarter of fiscal 2000. SAN systems revenue was $7,511, or 59.9%, of total revenue, for the first six months of fiscal 2001. This represents a decrease of $7,185, or 48.9%, from the first six months of fiscal 2000. We believe the decreases in SAN systems revenue in 2001 compared with 2000 are primarily a result of a slowdown in the United States economy.

     Component revenue was $2,520, or 38.8%, of total revenue for the second quarter of fiscal 2001. This represents an increase of $2,465 from the comparable quarter of fiscal 2000. Component revenue was $5,034 or 40.1%, of total revenue for the first six months of fiscal 2001. This represents an increase of $4,172 from the first half of fiscal 2000. The increase in our component revenue is a result of a one-time order of a transceiver product from one of our OEM customers. This order was received during the fourth quarter of 2000 and shipments against the order took place during the fourth quarter of 2000 and the first and second quarters of 2001. We have transitioned away from the component business, and component revenue during the second quarter is anticipated to represent the final revenue from our gigabit interface converter, or GBIC, products. As a result, we expect our third quarter 2001 component revenue will decrease compared with the second quarter of 2001.

     Gross profit. Cost of revenue includes the cost to acquire finished products from a third party manufacturer of our products, expenses we incur related to inventory management, product quality testing, customer order fulfillment, and provisions for warranty expenses and inventory obsolescence. Gross profit in the second quarter of fiscal 2001 was $2,494, or 38.4%, of total revenue compared with $2,481, or 31.9%, for the second quarter of fiscal 2000. Gross profit in the first six months of fiscal 2001 was $4,709, or 37.5%, of total revenue, compared with $4,677, or 30.1%, of total revenue in the first six months of fiscal 2000. The increase in gross profit percentage in 2001 compared with 2000 reflects the shift to higher-margin switch revenue and increased gross margins on the 2001 component revenue.

     Cost of revenue for the second quarter of fiscal 2001 was reduced by $2,200 as a result of the settlement of claims against a third party vendor. Also, included in cost of revenue for the second quarter of fiscal 2001 were provisions for excess and obsolete inventory and purchase commitments totaling approximately $3.1 million, reduced by $800 resulting from the settlement of a patent infringement claim related to our GBIC transceivers for less than previously estimated. These provisions resulted primarily from transitioning out of the GBIC and gigabaud link modules, or GLM, transceiver products and a reduction in future revenue forecasts. Inventory purchases and commitments are based upon future sales forecasts. To mitigate the component supply constraints that have existed in the past, our contract manufacturer built inventory levels for certain components with long lead times and entered into certain longer-term commitments for certain components. Due to the sudden and significant decrease in demand for certain of our products, inventory levels exceeded our requirements based on sales forecasts through the end of fiscal 2001. This excess inventory charge was calculated based on the inventory levels in excess of demand for each specific product. We do not anticipate that the excess inventory subject to this charge will be used at a later date.

     We expect gross profit as a percentage of revenue to decrease in the third quarter of 2001 as a result of the initial sales of our new ASIC product being made from inventory that we will have purchased at higher pre-production prices. Also, lower anticipated volumes of total product sales, primarily as a result of transitioning out of the transceiver products, will result in higher overhead burden on remaining product sales.

     Research and development expenses. Research and development (“R&D”) expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and sustaining engineering of our products, consulting and outside service fees, costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. R&D expenses in the second quarter of fiscal 2001 were $3,676, compared with $3,845 in the second quarter of fiscal 2000, a decrease of 4.5%. R&D expenses, as a percentage of revenue, increased to 56.6% in the second quarter of fiscal 2001, compared with 49.4% in the second quarter of fiscal 2000. The decrease in R&D expenses was primarily attributable to capitalization of $106 of software development costs in the second quarter of 2001 relating to SAN InSite™ Professional. R&D expenses in the first six months of fiscal 2001 were $7,669, compared with $7,289 in the first six months of fiscal 2000, an increase of 5.2%. R&D expenses, as a percentage of revenue, increased to 61.1% in the first six months of fiscal 2001, compared with 46.9% in the first six months of fiscal 2000. The increase in R&D expenses was primarily attributable to increased costs for prototypes and test units related to our new 9000 series switches.

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” costs incurred for the research and development of new software products are expensed as incurred until such time that technological feasibility, in the form of a working model, is established, after which time such costs are capitalized. During the second quarter of 2001, we capitalized $106 of development costs related to SAN InSite Professional software. The capitalized software costs will be amortized to cost of revenue over a period of 36 months or in proportion to revenues realized as a percentage of expected revenues if the resulting amortization is greater.

     We believe that continued investment in research and development is an essential element of our strategic objectives to design quality products while reducing costs. We anticipate that research and development expenses will increase in the future.

     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, finance and information technology support functions, as well as professional fees, allowance for doubtful accounts receivable, trade shows and other marketing activities. SG&A expenses in the second quarter of fiscal 2001 were $3,940 compared with $4,531 in the second quarter of fiscal 2000, a decrease of 13.0%. SG&A expenses, as a percentage of revenue, increased to 60.7% in the second quarter of fiscal 2001, compared with 58.2% in the second quarter of fiscal 2000. The decrease in expenses was primarily due to a decrease in allowance for doubtful accounts receivable, reduced recruiting and relocation expenses and a reduction in travel expenses in the second quarter of fiscal 2001. SG&A expenses in the first six months of fiscal 2001 were $8,757, compared with $8,637 in the first six months of fiscal 2000, an increase of 1.4%. SG&A expenses as a percentage of revenue, increased to 69.8% in the first six months of fiscal 2001, compared with 55.5% in the first six months of fiscal 2000. The increase in expense was primarily due to an increase in consulting expenses during the first six months of fiscal 2001 compared to the first six months of fiscal 2000. We expect our selling, general and administrative expenses to decrease for the remainder of 2001. This reduction is anticipated as a result of reducing the number of personnel engaged in marketing, finance and information technology support functions during the second quarter of 2001, and planned reductions of discretionary spending for the remainder of 2001.

     Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles in the second quarter of fiscal 2001 was $191 compared with $540 in the second quarter of fiscal 2000. Amortization of goodwill and other intangibles in the first six months of fiscal 2001 was $438, compared with $1,079 in the first six months of fiscal 2000. These decreases are the result of certain intangible assets capitalized in conjunction with our purchase of Arcxel Technologies in February 1998, being fully amortized during fiscal 2000.

     Amortization of stock-based compensation. Total amortization of stock-based compensation in the second quarter of fiscal 2001 was $282, compared with $631 in the second quarter of fiscal 2000. Of these amounts, $7 and $16, respectively, were included in cost of revenue. Total amortization of stock-based compensation in the first six months of fiscal 2001 was $798, compared with $1,773 in the first six months of fiscal 2000. Of these amounts, $18 and $42, respectively, were included in cost of revenue. At July 1, 2001, unamortized stock-based compensation was approximately $1.3 million.

     Other income, net. Other income, net consists of interest income, interest expense and other miscellaneous income or expense. Other income in the second quarter of fiscal 2001 was $451, compared with $741 in the second quarter of fiscal 2000. As a percentage of revenue, other income decreased from 6.9% in the second quarter of 2001 from 9.5% in the second quarter of 2000. Other income in the first six months of fiscal 2001 was $1,019, compared with $1,509 in the second quarter of fiscal 2000. As a percentage of revenue, other income decreased from 8.1% in the first six months of fiscal 2001 from 9.7% in the first six months of fiscal 2000. Other income in all periods consisted primarily of interest income. The decreases in 2001 compared with 2000 are primarily the result of decreased cash, cash equivalents and short-term investment balances in the first six months of 2001 compared to the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the sale of common stock and preferred stock with aggregate proceeds of approximately $114.3 million. Additionally, we have financed our operations through capital equipment lease lines, working capital credit facilities, notes payable and $6.9 million in net cash received from the sale of our laser diode fabrication facility and gigabit Ethernet product line in 1998. Our principal sources of liquidity at July 1, 2001 consisted of $20.3 million in cash and cash equivalents and $17.6 million in short-term investments.

     Cash utilized by operating activities was $4.1 million for the six months ended July 1, 2001, due primarily to net losses, offset by a reduction in working capital required to fund our operations. Cash provided by investing activities was $7.2 million, primarily related to maturities of short-term investments, offset by purchases of short-term investments, and capital expenditures of $866. Cash provided by financing activities was $204, primarily due to proceeds from the exercise of stock options, payments received on stockholder notes receivable, offset by payments on capital lease obligations.

     We believe that our existing cash, cash equivalents and short-term investment balances will be sufficient to meet our cash requirements at least through the next twelve months. However, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our future revenue, the timing and extent of spending to support product development efforts or potential expansion of sales, general and administrative activities, the timing of introductions of new products, and market acceptance of our products. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 44 (“FIN 44”), “Accounting for Stock Based Compensation” in March 2000. FIN 44 provides guidance and clarification to the application of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Our adoption of FIN 44, effective July 1, 2000, has not materially impacted our financial position, results of operations or cash flows.

     Effective January 1, 2002, the Company will adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. This pronouncement will change the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease. In addition, initial impairment tests will be required to be completed by the end of the first quarter of 2002 for intangible assets and by the end of 2002 for goodwill. Any losses resulting from these initial impairment tests will be recognized as the effect of a change in accounting principle. Annual impairment tests will be required every year thereafter, with any impairment recognized as losses on impairment of assets. Management has not yet completed an evaluation of the effects this standard will have on the Company’s consolidated financial statements. However, amortization of intangibles will be lower in 2002 than in prior periods, and the Company could incur charges as a result of the impairment tests.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have incurred significant losses since our inception, we expect future losses, and we may not become profitable.

     We have incurred significant losses since inception, most recently a net loss of $11.9 million for the six months ended July 1, 2001, and expect to incur losses in the future. As of July 1, 2001, we had an accumulated deficit of $114.1 million. We expect to incur significant product development, sales and marketing and administrative expenses, and we will need to generate significant revenue to achieve and maintain profitability. We cannot be certain that we ever will realize sufficient revenue to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

     Our revenue and results of operations have varied on a quarterly basis in the past and may vary significantly in the future due to a number of factors, many of which may cause our stock price to fluctuate. Some of the factors that could affect our operating results include:

•	the size, terms and fluctuations of customer orders, particularly orders from a limited number of original equipment manufacturers, or OEMs;

•	changes in general economic conditions and specific economic conditions in the computer storage and networking industries, such as a change in spending levels for information technology products;

•	the timing of customer orders, a large percentage of which are generated in the last month of the quarter;

•	our ability to attain and maintain sufficient reliability levels for our products;

•	our ability to develop and market new products;

•	the timing of the introduction or enhancement of products by us, our OEMs and our competitors;

•	decreases in the prices at which we can sell our products;

•	the mix of products sold and the mix of distribution channels through which our products are sold; and

•	the ability of our contract manufacturer to produce and distribute our products in a timely fashion.

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

     Our OEMs tend to order sporadically, and their purchases can vary significantly from quarter to quarter. Our OEMs generally forecast expected purchases in advance, but frequently do not order as expected and tend to place purchase orders only shortly before the scheduled delivery date. We plan our operating expenses based in part on revenue projections derived from our OEMs’ forecasts. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue. These order habits cause our backlog to fluctuate significantly. Moreover, our backlog is not necessarily indicative of actual sales for any succeeding period, as orders are subject to cancellation or delay by our OEMs with limited or no penalty.

The loss of one or more key customers could significantly reduce our revenue.

     Our success will depend on our continued ability to develop and manage relationships with significant OEMs and resellers, as well as on the sales efforts and success of these customers. Sun Microsystems, Compaq Computer and Avid Technology represented 45.9%, 23.0% and 11.0% of our total revenue, respectively, for the three months ended July 1, 2001. Although we are attempting to expand our base of OEMs and resellers, most of our future revenue may come from a small number of customers.

     Our agreements with our customers do not provide any assurance of future sales to those customers. For example:

•	our OEM and reseller agreements are not exclusive and contain no renewal obligation;

•	our OEMs and resellers can stop purchasing and marketing our products at any time; and

•	our OEM and reseller agreements do not require minimum purchases.

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

     Our SAN InSite management software, switches and hubs are used exclusively in SANs. Accordingly, widespread adoption of SANs is critical to our future success. The market for SANs and related software, switches and hubs is evolving rapidly and it is difficult to predict its potential size or future growth rate. Our success in generating revenue in this emerging SAN market will depend on, among other things, our ability to:

•	demonstrate the benefits of SANs and our SAN InSite management software, switch and hub products to OEMs, resellers and end-users;

•	enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards;

•	develop, maintain and build relationships with leading OEMs and resellers; and

•	accurately predict the direction of industry standards and base our products on those industry standards.

Our failure to do any of these activities would adversely affect our ability to successfully compete in the emerging SAN market.

Competing technologies may emerge and we may fail to adopt new technologies on a timely basis. Failure to utilize new technologies may decrease the demand for our products.

     Emerging technologies, such as Ethernet IP, SCSI over IP and Infiniband have been discussed as competing alternatives to SANs. If we are unable to identify new technologies in a timely manner and efficiently utilize such new technologies in our product development efforts, the demand for our current products may decrease significantly and rapidly, which would harm our business.

We expect that a growing percentage of our future revenue will be derived from our switch products, our SAN management software products, and royalties from technology development agreements with customers, and our success will depend on widespread acceptance of these products and technologies.

     Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high-quality, cost-effective products as well as product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. If we do not successfully develop, introduce and market new products, especially our switch products, our revenue may decline. We have announced the first end user shipment of our new 9000 Series 2-gigabit Fibre Channel switches and have launched our SAN InSite management software, SAN InSite™ Professional. Our future revenue growth will depend on the success of our new products and product launches by customers for which we are developing products under technology development agreements and the success of our current switch products. In addition, as we introduce new or enhanced products, we will have to manage successfully the transition from older products in order to minimize disruption in our customers’ ordering patterns, avoid excessive levels of older product inventories and ensure that enough supplies of new products can be delivered to meet our customers’ demands. To the extent customers defer or cancel orders in expectation of new product releases, any delay in development or introduction of new products could cause our operating results to suffer.

Because a significant portion of our revenue is derived from sales of entry-level hubs, we are dependent on continued widespread market acceptance of these products.

     We currently derive a significant portion of our revenue from sales of our entry-level hubs. Although we anticipate our revenue from sales of entry level hubs to decline as management of SAN products becomes more important in larger, more complex SAN implementations, we expect that revenue from our entry-level hubs will continue to account for a substantial portion of our total revenue for the foreseeable future. If the market does not continue to accept our entry-level hubs, our total revenue will decline significantly.

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

     For switch sales, we compete primarily with Brocade Communications, McDATA Corporation and Qlogic Corporation. For hub sales, we compete primarily with Emulex Corporation and Gadzoox Networks. Although we do not believe that any of the above competitors offer comprehensive SAN interconnect management software that directly competes with ours, other vendors, such as Brocade and Gadzoox, provide single point-device managers for either switch or hub products, but not across multiple interconnect devices, including switches, hubs and transceivers. We have launched a version of our SAN InSite management software, SAN InSite™ Professional, to manage third party devices within the SAN interconnect. Other software vendors, such as Veritas Software, SANavigator Inc., and Prisa Networks, have introduced or have under development products that may compete with our product. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. Furthermore, larger companies in other related industries or our customers may develop or acquire technologies and apply their significant resources, including their distribution channels and brand recognition, to capture significant SAN market share. Therefore, we may not be able to compete successfully in the SAN market.

Our failure to enhance our existing products and introduce new products on a timely basis could cause our revenue to fall.

     Given the product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could significantly harm our business, results of operations and financial condition. During the second quarter of 2001, we introduced our new 9000 Series 2-gigabit Fibre Channel switches, and a new version of our SAN InSite management software, SAN InSite™ Professional, that will manage third party products in the SAN. During the remainder of 2001, we plan to introduce our “loop switch on a chip” ASIC and a Fibre Channel switch module for Lucent Technology’s OptiStar EdgeSwitch. We may not be able to develop, manufacture and market these new products or other product enhancements in a timely manner or in a manner that will achieve market acceptance. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these new technologies from third parties. Product development delays may result from numerous factors, including:

•	changing OEM product specifications;

•	difficulties in hiring and retaining necessary personnel;

•	difficulties in reallocating engineering resources and overcoming resource limitations;

•	difficulties with independent contractors or development partners;

•	changing market or competitive product requirements; and

•	unanticipated engineering complexities.

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

     We rely on K*Tec Electronics, an outside contract-manufacturing firm, to manufacture, store and ship our products. We share K*Tec’s manufacturing capacity with numerous companies whose manufacturing needs may conflict with ours. If K*Tec is unable or unwilling to complete production runs for us in the future, or experiences any significant delays in completing production runs or shipping our products, the manufacturing and sale of our products would be temporarily suspended. We have in the past experienced delivery problems based on capacity constraints for production, test and material supply. If our product volume requirements increase, we may find it necessary to augment our manufacturing capacity by exploring new subcontract manufacturers. We may not be successful in finding qualified manufacturers that meet our needs. An interruption in supply of our products, or additional costs incurred to qualify and shift production to an alternative manufacturing facility, would significantly harm our business, results of operations and financial condition.

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

     During the second quarter of 2001 we launched our new 9000 Series 2-gigabit Fibre Channel switches, and plan to regularly introduce new products and product enhancements, which will require that we coordinate our efforts with K*Tec to rapidly achieve volume production. If we do not effectively manage our relationship with K*Tec, or if K*Tec experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, our ability to ship products to our customers could be delayed and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If we are required to or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

We may lose sales if our sole source suppliers fail to meet our needs.

     We currently purchase several key components from single sources. We depend on single sources for our card guides, ASICs and our microprocessors. ASICs are custom designed computer chips that perform specific functions very efficiently. In addition, we license software from a third party that is incorporated into our switches and hubs. If we cannot supply products due to a lack of components, or are unable to redesign products with other components in a timely manner, our business, results of operations and financial condition would be materially adversely affected.

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

     We observed, and some customers confirmed, that in certain applications our GBIC and GLM transceivers manufactured prior to March 1998 that incorporated a third party CD laser experienced an abnormally high failure rate. We no longer use the CD laser. As a result of this problem, we recorded a warranty reserve of $3.6 million in the fourth quarter of fiscal 1998. Although we have settled claims by customers that purchased the majority of these products, there is a risk that additional claims could occur and that the total amount reserved may be inadequate to cover all potential claims. Claims against us in excess of the amount of our reserves could have a material adverse effect on our business and financial condition. Partially as a result of this problem we have seen our component revenue decrease from $24.2 million in fiscal 1998 to $13.7 million in fiscal 1999 to $3.6 million in fiscal 2000. We discontinued the manufacturing and selling of our GBIC products during the second quarter of 2001.

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

     Our revenue from international sales represented 29.9% of our total revenue for the three months ended July 1, 2001. We plan to expand our international sales, especially in Europe and Asia. Our international sales growth will be limited if we are unable to establish relationships with international distributors, establish foreign operations, effectively manage international sales channels and develop relationships with service organizations. We cannot be certain that we will be able to establish, generate and build market demand for our products internationally. Our international operations will be subject to a number of risks, including:

•	increased complexity and costs of managing international operations;

•	multiple protectionist, conflicting and changing governmental laws and regulations;

•	longer sales cycles;

•	difficulties in collecting accounts receivables;

•	reduced or limited protections of intellectual property rights; and

•	political and economic instability.

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

     The trading price of our common stock has been and is likely to continue to be volatile. The market price of our common stock may fluctuate significantly in response to several factors, including but not limited to the following factors, some of which are beyond our control:

•	actual or anticipated fluctuations in our operating results;

•	losses of our key OEMs or reduction in their purchases of our products;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of other technology companies;

•	announcements by us or our competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel; and

•	future sales of capital stock.

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

     We may review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we have no current agreements or negotiations underway, we may buy businesses, products or technologies in the future. If we make any future purchases, we could issue stock that would dilute existing stockholders’ percentage ownership, incur substantial debt or assume contingent liabilities.

     These purchases also involve numerous risks, including:

•	problems assimilating the purchased operations, technologies or products;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	incorrect estimates made in the accounting for acquisitions;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of purchased organizations.

Our corporate offices and principal product development facility are located in regions that are subject to earthquakes and other natural disasters.

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

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     We maintain investment portfolio holdings of various issuers, types, and maturities, the majority of which are commercial paper and government securities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value.

     Our investment portfolio, with a fair value of $17.6 million as of July 1, 2001, is invested in commercial paper, government securities and corporate indebtedness that could experience an adverse decline in fair value should an increase in interest rates occur. In addition, declines in interest rates could have an adverse impact on interest earnings for our investment portfolio. We do not currently hedge against this interest rate exposure.

     All of our revenue is realized in U.S. dollars and is from customers primarily headquartered in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange risk.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company’s Registration Statement on Form S-1 (No. 333-81347) for its initial public offering of its common stock become effective September 30, 1999. The initial public offering resulted in net proceeds to the Company of $82.8 million. Expenses related to the offering totaled approximately $1.4 million. Through July 1, 2001, the proceeds were applied to repay $12.3 million in debt and $4.3 million in capital lease obligations, $4.1 million was used to purchase property and equipment and $25.3 million was used for working capital and general purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s Annual Meeting of Stockholders was held on May 22, 2001 in Bellevue, Washington. Of the 23,922,706 shares outstanding as of the record date, 17,322,604 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

1.	To elect two (2) Class Two Directors to serve until the 2004 Annual Meeting of Stockholders and until a successor is duly elected and qualified.

Name	For	Withheld

Charles A. Haggerty	17,164,939	157,665

Werner F. Wolfen	17,239,124	83,480

2.	Appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for its fiscal year ending December 31, 2001.

Votes for:	17,282,359

Votes against:	28,898

Votes abstaining:	11,347

Directors continuing in office until the 2002 Annual Meeting were Messrs. James M. McCluney and Timothy M. Spicer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

EXHIBIT
NUMBER	DESCRIPTION

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)

3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3 (1)	Bylaws of the Registrant (Exhibit 3.4)

4.1 (1)	Form of Registrant’s Common Stock Certificate

10.1	Form of Change in Control Agreement between Registrant and certain of its executive officers

(1)	Incorporated by reference to designated exhibits to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-81347), declared effective on September 30, 1999.

(2)	Incorporated by reference to designated exhibits to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.

(b)  Reports on Form 8-K:

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2001	VIXEL CORPORATION (Registrant)

/s/ Kurtis L. Adams Kurtis L. Adams Chief Financial Officer, Vice President of Finance, Secretary and Treasurer (Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)

3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3 (1)	Bylaws of the Registrant (Exhibit 3.4)

4.1 (1)	Form of Registrant’s Common Stock Certificate

10.1	Form of Change in Control Agreement between Registrant and certain of its executive officers

(1)	Incorporated by reference to designated exhibits to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-81347), declared effective on September 30, 1999.

(2)	Incorporated by reference to designated exhibits to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.