Form 10-Q
period 2001-09-30
VIXEL CORP
filed 2001-11-14
CIK 1087955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-27221

VIXEL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1176506 (I.R.S. Employer Identification No.)

11911 North Creek Parkway South
Bothell, Washington 98011
(425) 806-5509

(Address, including zip code, of Registrant’s principal executive offices and telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant’s common stock, $.0015 par value, as of October 28, 2001, was 24,096,683.

VIXEL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIXEL CORPORATION
CONDENSED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	September 30,	December 31,
	2001	2000

Assets
Current assets
Cash and cash equivalents	$9,229	$17,066
Short-term investments	21,995	25,636
Accounts receivable, net of allowance for doubtful accounts of $530 and $850, respectively	2,515	7,344
Inventories	4,044	1,415
Prepaid expenses and other current assets	767	2,129

Total current assets	38,550	53,590
Property and equipment, net	5,188	7,307
Goodwill and other intangibles, net	1,148	1,680
Other assets	332	354

Total assets	$45,218	$62,931

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and capital leases	$1,767	$2,466
Accounts payable	4,447	5,083
Accrued liabilities	6,688	6,927

Total current liabilities	12,902	14,476
Long-term debt and capital leases	281	1,510

Total liabilities	13,183	15,986

Commitments and contingencies
Stockholders’ equity
Common stock, $.0015 par value; 60,000,000 shares authorized; 23,962,983 and 23,845,041 shares issued and outstanding, respectively	36	36
Additional paid-in capital	156,687	156,387
Stock-based compensation	(1,048)	(2,160)
Notes receivable from stockholders	(3,745)	(5,122)
Treasury stock, at cost; 200,366 and 66,666 shares, respectively	(217)	(50)
Accumulated deficit	(119,678)	(102,146)

Total stockholders’ equity	32,035	46,945

Total liabilities and stockholders’ equity	$45,218	$62,931

The accompanying notes are an integral part of these condensed financial statements.

VIXEL CORPORATION
CONDENSED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000

Revenue
SAN systems	$4,607	$8,048	$12,117	$22,743
Components	—	454	5,034	1,317

Total revenue	4,607	8,502	17,151	24,060
Cost of revenue (1)	3,439	5,441	11,275	16,322

Gross profit	1,168	3,061	5,876	7,738

Operating expenses
Research and development (2)	3,700	4,413	11,369	11,702
Selling, general and administrative (3)	2,943	4,197	11,700	12,834
Amortization of goodwill and other intangibles	191	540	629	1,619
Amortization of stock-based compensation	278	532	1,075	2,305

Total operating expenses	7,112	9,682	24,773	28,460

Loss from operations	(5,944)	(6,621)	(18,897)	(20,722)
Other income, net	346	777	1,365	2,286

Net loss	$(5,598)	$(5,844)	$(17,532)	$(18,436)

Basic and diluted net loss per share	$(0.24)	$(0.25)	$(0.75)	$(0.82)

Weighted-average shares outstanding	23,627	22,946	23,464	22,570

(1)	Includes amortization of stock-based compensation of $5 and $13 for the three months ended September 30, 2001 and October 1, 2000, respectively, and $23 and $55 for the nine months ended September 30, 2001 and October 1, 2000, respectively.

(2)	Excludes amortization of stock-based compensation of $6 and $18 for the three months ended September 30, 2001 and October 1, 2000, respectively, and $25 and $99 for the nine months ended September 30, 2001 and October 1, 2000, respectively.

(3)	Excludes amortization of stock-based compensation of $272 and $514 for the three months ended September 30, 2001 and October 1, 2000, respectively, and $1,050 and $2,206 for the nine months ended September 20, 2001 and October 1, 2000, respectively.

The accompanying notes are an integral part of these condensed financial statements.

VIXEL CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED

	September 30,	October 1,
	2001	2000

Cash flows from operating activities
Net loss	$(17,532)	$(18,436)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,104	2,451
Amortization of goodwill and other intangibles	532	1,619
Stock-based compensation	1,098	2,360
Changes in
Accounts receivable, net	4,829	(1,505)
Inventories	(2,629)	2,043
Prepaid expenses and other assets	1,375	1,013
Accounts payable and accrued liabilities	(875)	921

Net cash used in operating activities	(10,098)	(9,534)

Cash flows from investing activities
Purchase of short-term investments	(25,878)	(12,116)
Sale of short-term investments	29,519	48,978
Purchase of property and equipment	(950)	(2,363)

Net cash provided by investing activities	2,691	34,499

Cash flows from financing activities
Receipt of payment on stockholder notes receivable	1,377	24
Principal payments on long-term debt and capital leases	(1,955)	(2,249)
Amortization of debt issuance costs	1	12
Purchase of treasury stock	(167)	—
Proceeds from exercise of stock options	314	1,420

Net cash used in financing activities	(430)	(793)

Net (decrease) / increase in cash and cash equivalents	(7,837)	24,172
Cash and cash equivalents, beginning of period	17,066	16,706

Cash and cash equivalents, end of period	$9,229	$40,878

Cash paid for interest	$234	$459
Equipment purchased under capital leases	$35	$698
Noncash reclassification of long-term liability to current liability	$—	$1,000

The accompanying notes are an integral part of these condensed financial statements.

VIXEL CORPORATION

Notes to Condensed Financial Statements
(Information for the three and nine months ended
September 30, 2001 and October 1, 2000)
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed financial statements as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and October 1, 2000 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results and financial position for the interim periods. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of future financial results.

     Investors should read these interim statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto for the fiscal year ended December 31, 2000 (audited) included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2001.

     Certain items in the October 1, 2000 financial statements have been reclassified to conform to the September 30, 2001 presentation. These reclassifications have no impact on stockholders’ equity, net loss or cash flows as previously reported.

NOTE 2. INVENTORIES

     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2001	2000

Raw materials	$4,975	$1,177
Finished goods	1,945	1,266
Less: write-down to expected realizable value	(2,876)	(1,028)

	$4,044	$1,415

NOTE 3. NET LOSS PER SHARE

     Basic net loss per share represents the net loss divided by the weighted-average number of common shares outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net loss per share represents net loss divided by the weighted-average number of common shares outstanding including the potentially dilutive impact of common stock options and warrants and shares of restricted stock subject to repurchase. Common stock options and warrants are converted using the treasury stock method. Basic and diluted net loss per share are equal for the periods presented because the impact of common stock equivalents is anti-dilutive. Potentially dilutive securities totaling 5,448,744 and 4,415,879 shares for the quarters ended September 30, 2001 and October 1, 2000, respectively, were excluded from diluted net loss per share calculations due to their anti-dilutive effect.

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

COMPANY OVERVIEW

     We are a provider of comprehensive solutions in storage area networks, or SANs. SANs are networks that are specifically designed to interconnect computer systems and data storage devices. Our portfolio of Fibre Channel products, including our SAN management software, switches and hubs, is fully interoperable and designed to perform in concert to address a wide variety of data and storage needs.

     We derive substantially all of our revenue from the sale of SAN interconnect products, including switches, hubs and transceivers. We currently include a version of our SAN InSite software with our switches and managed hubs and do not charge for this software separately from our other products. We have, however, developed a version of our SAN InSite software, SAN InSite™ Professional, that we will license for a fee. We introduced SAN InSite™ Professional during the second quarter of 2001, but to date have not recognized any revenue from this new product. SAN systems revenue consists of revenue generated from our SAN switches and hubs, and transceiver products sold as a result of selling our switches and hubs. Component revenue consists primarily of revenue generated from the sale of our transceiver products to original equipment manufacturers, or OEMs, for use in their products. During the second quarter of 2001, we discontinued the manufacturing and selling of our transceiver products.

     We sell our products primarily to a limited number of customers. Revenue from Sun Microsystems, Compaq Computer, Avid Technology and Xyratex Technology Ltd, a contract manufacturer for Network Appliance, represented 21.2%, 19.5%, 11.1% and 10.8% of revenue, respectively for the three months ended September 30, 2001. Revenue from Compaq Computer, Sun Microsystems and Avid Technologies represented 28.7%, 16.9% and 15.8% of revenue, respectively for the three months ended October 1, 2000. No other individual customer represented more than 10.0% of our total revenue in those periods. During the three months ended September 30, 2001 and October 1, 2000, 19.1% and 19.2%, respectively, of our total revenue was derived from sales to distribution channel customers.

     We recently developed a Fibre Channel switch application specific integrated circuit, or ASIC, for use in various storage devices. We have licensed the manufacturing and selling of this ASIC to a third party and will generally derive royalty revenue from its sales.

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

	Three Months Ended		Nine Months Ended

	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000

Revenue
SAN systems	100.0%	94.7%	70.6%	94.5%
Components	—	5.3	29.4	5.5

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	74.6	64.0	65.7	67.8

Gross profit	25.4	36.0	34.3	32.2

Operating expenses
Research and development	80.3	51.9	66.3	48.6
Selling, general and administrative	63.9	49.4	68.2	53.3
Amortization of goodwill and other intangibles	4.1	6.4	3.7	6.7
Amortization of stock-based compensation	6.0	6.3	6.3	9.6

Total operating expenses	154.3	114.0	144.5	118.2

Loss from operations	(128.9)	(78.0)	(110.2)	(86.0)
Other income, net	7.5	9.1	8.0	9.5

Net loss	(121.4)%	(68.9)%	(102.2)%	(76.5)%

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE AND NINE MONTHS ENDED OCTOBER 1, 2000

     Revenue. Total revenue in the third quarter of fiscal 2001 was $4,607, a decrease of $3,895, or 45.8%, compared with $8,502 for the second quarter of fiscal 2000. Total revenue for the first nine months of fiscal 2001, was $17,151, a decrease of $6,909, or 28.7%, from $24,060 for the first nine months of fiscal 2000.

     Revenue generated from our SAN systems was $4,607, or 100%, of total revenue, for the third quarter of fiscal 2001. This represents a decrease of $3,441, or 42.8%, from the comparable quarter of fiscal 2000. SAN systems revenue was $12,117, or 70.6%, of total revenue, for the first nine months of fiscal 2001. This represents a decrease of $10,626, or 46.7%, from the first nine months of fiscal 2000. The decrease in SAN systems revenue in 2001 compared with 2000 is primarily due to a decrease in sales of our entry-level hub product as well as the decline in the overall economy and uncertainty surrounding the economic and information technology-spending environment.

     We did not recognize any component revenue for the third quarter of fiscal 2001. Component revenue for the third quarter of fiscal 2000 was $454. Component revenue was $5,034, or 29.4%, of total revenue for the first nine months of fiscal 2001. This represents an increase of $3,717 from the first nine months of fiscal 2000 and is a result of a one-time order of a transceiver product from one of our original equipment manufacturer, or OEM, customers. This order was received during the fourth quarter of 2000 and shipments against the order took place during the fourth quarter of 2000 and the first and second quarters of 2001. We have transitioned away from the component business, and component revenue during the second quarter of 2001 represented the final revenue from our gigabit interface converter, or GBIC, products.

     Gross profit. Cost of revenue includes the cost to acquire finished products from a third party manufacturer of our products, expenses we incur related to inventory management, product quality testing, customer order fulfillment, and provisions for warranty expenses and inventory obsolescence. Gross profit in the third quarter of fiscal 2001 was $1,168, or 25.4%, of total revenue compared with $3,061, or 36.0%, for the third quarter of fiscal 2000. Gross profit in the first nine months of fiscal 2001 was $5,876, or 34.3%, of total revenue, compared with $7,738, or 32.2%, of total revenue in the first nine months of fiscal 2000. The decrease in gross profit percentage in the third quarter of fiscal 2001 compared with the third quarter of fiscal 2000 is a result of the initial sales of our new switch ASIC product being made from inventory that we purchased at high pre-production prices. Also, lower volumes of total product sales, primarily as a result of transitioning out of the transceiver products, resulted in higher overhead burden on remaining product sales.

     We have entered into agreements with third parties to market and/or sell our switch ASIC products. As a result of these agreements, future revenue from our ASIC products will primarily be in the form of royalties received from these third parties. We expect gross profit as a percentage of revenue to increase in the fourth quarter of 2001 as a result of anticipated royalty revenue.

     Research and development expenses. Research and development (“R&D”) expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and sustaining engineering of our products, consulting and outside service fees, costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. R&D expenses in the third quarter of fiscal 2001 were $3,700, compared with $4,413 in the third quarter of fiscal 2000, a decrease of 16.2%. The decrease in R&D expenses was primarily attributable to decreased consulting and outside service fees related to the development of our 9000 series switches that were released to production in the second quarter of 2001. R&D expenses, as a percentage of revenue, increased to 80.3% in the third quarter of fiscal 2001, compared with 51.9% in the third quarter of fiscal 2000. This increase was a result of decreased revenue in 2001. R&D expenses in the first nine months of fiscal 2001 were $11,369, compared with $11,702 in the first nine months of fiscal 2000, a decrease of 2.8%. R&D expenses, as a percentage of revenue, increased to 66.3% in the first nine months of fiscal 2001, compared with 48.6% in the first nine months of fiscal 2000. We believe that continued investment in research and development is an essential element of our strategic objectives to design quality products while reducing costs.

     Selling, general and administrative expenses. Selling, general and administrative (“S,G&A”) expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, finance and information technology support functions, as well as professional fees, allowance for doubtful accounts receivable, trade shows and other marketing activities. S,G&A expenses in the third quarter of fiscal 2001 were $2,943 compared with $4,197 in the third quarter of fiscal 2000, a decrease of 29.9%. S,G&A expenses, as a percentage of revenue, increased to 63.9% in the third quarter of fiscal 2001, compared with 49.4% in the third quarter of fiscal 2000. S,G&A expenses in the first nine months of fiscal 2001 were $11,700, compared with $12,834 in the first nine months of fiscal 2000, a decrease of 8.8%. S,G&A expenses as a percentage of revenue, increased to 68.2% in the first nine months of fiscal 2001, compared with 53.3% in the first nine months of fiscal 2000. The decreases in S,G&A expenses in the fiscal 2001 periods compared with the respective periods in fiscal 2000 were primarily due to a reduction in payroll related expenses as a result of a reduction in workforce during the second quarter of 2001, reduction in commissions due to lower product sales, and a reduction in consulting and temporary services in the third quarter of fiscal 2001. We expect our S,G&A expenses to decrease for the remainder of 2001 as a result of reducing the number of personnel engaged in S,G&A functions during the third quarter of 2001, and planned reductions of discretionary spending for the remainder of 2001.

     Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles in the third quarter of fiscal 2001 was $191 compared with $540 in the third quarter of fiscal 2000. Amortization of goodwill and other intangibles in the first nine months of fiscal 2001 was $629, compared with $1,619 in the first nine months of fiscal 2000. These decreases are the result of certain intangible assets capitalized in conjunction with our purchase of Arcxel Technologies in February 1998, being fully amortized during fiscal 2000.

     Amortization of stock-based compensation. Total amortization of stock-based compensation in the third quarter of fiscal 2001 was $283, compared with $545 in the third quarter of fiscal 2000. Of these amounts, $5 and $13, respectively, were included in cost of revenue. Total amortization of stock-based compensation in the first nine months of fiscal 2001 was $1,098, compared with $2,360 in the first nine months of fiscal 2000. Of these amounts, $23 and $55, respectively, were included in cost of revenue. At September 30, 2001, unamortized stock-based compensation was approximately $1.0 million.

     Other income, net. Other income, net consists of interest income, interest expense and other miscellaneous income or expense. Other income in the third quarter of fiscal 2001 was $346, compared with $777 in the third quarter of fiscal 2000. Other income in the first nine months of fiscal 2001 was $1,365, compared with $2,286 in the third quarter of fiscal 2000. Other income in all periods consisted primarily of interest income. The decreases in 2001 compared with 2000 are primarily the result of decreased cash, cash equivalents and short-term investment balances in the 2001 periods compared to the same periods in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the sale of common stock and preferred stock with aggregate proceeds of approximately $114.3 million. Additionally, we have financed our operations through capital equipment lease lines, working capital credit facilities, notes payable and $6.9 million in net cash received from the sale of our laser diode fabrication facility and gigabit Ethernet product line in 1998. Our principal sources of liquidity at September 30, 2001 consisted of $9.2 million in cash and cash equivalents and $22.0 million in short-term investments.

     Cash utilized by operating activities was $10.1 million for the nine months ended September 30, 2001, due primarily to net losses, offset by a reduction in working capital required to fund our operations. Cash provided by investing activities was $2.7 million, primarily related to maturities of short-term investments, offset by purchases of short-term investments, and capital expenditures of $950. Cash used in financing activities was $430, primarily due to payments on capital lease obligations and purchases of treasury stock, offset by payments received on stockholder notes receivable and proceeds from exercises of stock options.

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

     Effective December 31, 2001, the first day of our fiscal 2002, the Company will adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. This pronouncement will change the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease. In addition, initial impairment tests will be required to be completed by the end of the first quarter of 2002 for intangible assets and by the end of 2002 for goodwill. Any losses resulting from these initial impairment tests will be recognized as the effect of a change in accounting principle. Annual impairment tests will be required every year thereafter, with any impairment recognized as losses on impairment of assets. Management has not yet completed an evaluation of the effects this standard will have on the Company’s consolidated financial statements. However, we expect amortization of goodwill and other intangibles will be lower in 2002 than in prior periods, and the Company could incur charges as a result of the impairment tests.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have incurred significant losses since our inception, we expect future losses, and we may not become profitable.

     We have incurred significant losses since inception, most recently a net loss of $17.5 million for the nine months ended September 30, 2001, and expect to incur losses in the future. As of September 30, 2001, we had an accumulated deficit of $119.7 million. We expect to incur significant product development, sales and marketing and administrative expenses, and we will need to generate significant revenue to achieve and maintain profitability. We cannot be certain that we ever will realize sufficient revenue to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

     Our revenue and results of operations have varied on a quarterly basis in the past and may vary significantly in the future due to a number of factors, many of which may cause our stock price to fluctuate. Some of the factors that could affect our operating results include:

•	the size, terms and fluctuations of customer orders, particularly orders from a limited number of OEMs;

•	changes in general economic conditions and specific economic conditions in the computer storage and networking industries, such as a change in spending levels for information technology products;

•	the timing of customer orders, a large percentage of which are generated in the last month of the quarter;

•	our ability to attain and maintain sufficient reliability levels for our products;

•	our ability to develop and market new products;

•	the timing of the introduction or enhancement of products by us, our OEMs and our competitors;

•	decreases in the prices at which we can sell our products;

•	the mix of products sold and the mix of distribution channels through which our products are sold; and

•	the ability of our contract manufacturer to produce and distribute our products in a timely fashion.

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

     Our success will depend on our continued ability to develop and manage relationships with significant OEMs and resellers, as well as on the sales efforts and success of these customers. Revenue from Sun Microsystems, Compaq Computer, Avid Technology and Xyratex Technologies Ltd., a contract manufacturer for Network Appliance, represented 21.2%, 19.5%, 11.1% and 10.8% of our total revenue, respectively, for the three months ended September 30, 2001. Although we are attempting to expand our base of OEMs and resellers, most of our future revenue may come from a small number of customers.

     Our agreements with our customers do not provide any assurance of future sales to those customers. For example:

•	our OEM and reseller agreements are not exclusive and contain no renewal obligation;

•	our OEMs and resellers can stop purchasing and marketing our products at any time; and

•	our OEM and reseller agreements do not require minimum purchases.

     We cannot be certain that we will retain our current OEMs and resellers or that we will be able to recruit additional or replacement customers. Many of our OEMs and resellers carry or utilize competing product lines. If we were to lose one or more OEMs or resellers to a competitor, our business, results of operations and financial condition could be harmed significantly.

Our success is dependent upon acceptance of Fibre Channel technology and the growth of the emerging SAN market.

     Our SAN InSite management software, switches and hubs are used exclusively in SANs. Accordingly, widespread adoption of SANs is critical to our future success. The market for SANs and related software, switches and hubs is evolving rapidly, and it is difficult to predict its potential size or future growth rate. Our success in generating revenue in this emerging SAN market will depend on, among other things, our ability to:

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

     Emerging technologies, such as Ethernet IP, SCSI (Small Computer System Interface) over IP and Infiniband have been discussed as competing alternatives to Fibre Channel. If we are unable to identify new technologies in a timely manner and efficiently utilize such new technologies in our product development efforts, the demand for our current products may decrease significantly and rapidly, which would harm our business.

We expect that a growing percentage of our future revenue will be derived from our switch products, our SAN management software products, and royalties from technology development agreements with customers, and our success will depend on widespread acceptance of these products and technologies.

     Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high-quality, cost-effective products as well as product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. If we do not successfully develop, introduce and market new products, especially our switch products, our revenue may decline. We began shipping our new 9000 Series 2-gigabit Fibre Channel switches in the second quarter of 2001, and have launched our SAN InSite management software, SAN InSite™ Professional. In addition, the first production units of our switch ASICs were shipped during the third quarter of 2001. Our future revenue growth will depend on the success of our new products and product launches by customers for which we have developed, or are developing, products under technology development agreements. In addition, as we introduce new or enhanced products, we will have to manage successfully the transition from older products in order to minimize disruption in our customers’ ordering patterns, avoid excessive levels of older product inventories and ensure that enough supplies of new products can be delivered to meet our customers’ demands. To the extent customers defer or cancel orders in expectation of new product releases, any delay in development or introduction of new products could cause our operating results to suffer.

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

     For switch sales, we compete primarily with Brocade Communications, McDATA Corporation, Qlogic Corporation and Gadzoox Networks. For hub sales, we compete primarily with Emulex Corporation and Gadzoox Networks. Although we do not believe that any of the above competitors offer comprehensive SAN interconnect management software that directly competes with ours, other vendors, such as Brocade and Gadzoox, provide single point-device managers for either switch or hub products, but not across multiple interconnect devices, including switches, hubs and transceivers. We have launched a version of our SAN InSite management software, SAN InSite™ Professional, to manage third party devices within the SAN interconnect. Other software vendors, such as Veritas Software; SANavigator Inc., recently acquired by McDATA Corporation; and Prisa Networks, have introduced or have under development products that may compete with our product. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. Furthermore, our customers or larger companies in other related industries may develop or acquire technologies and apply their significant resources, including their distribution channels and brand recognition, to capture significant SAN market share. Therefore, we may not be able to compete successfully in the SAN market.

Our failure to enhance our existing products and introduce new products on a timely basis could cause our revenue to fall.

     Given the product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could significantly harm our business, results of operations and financial condition. During the second quarter of 2001, we introduced our new 9000 Series 2-gigabit Fibre Channel switches, and a new version of our SAN InSite management software, SAN InSite™ Professional, that will manage third party products in the SAN. During the third quarter of 2001, we introduced our “switch on a chip” ASIC and a Fibre Channel switch module for Lucent Technology’s OptiStar EdgeSwitch. During the remainder of 2001 and into 2002, we plan to develop enhancements to our 9000 series switches and our management software, and develop a new Fibre Channel ASIC. We may not be able to develop, manufacture and market these new products or other product enhancements in a timely manner or in a manner that will achieve market acceptance. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these new technologies from third parties. Product development delays may result from numerous factors, including:

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

     OEMs and resellers typically conduct significant evaluation, testing, implementation and acceptance procedures before they begin to market and sell new solutions that include our products. This evaluation process is lengthy and may range from six months to one year or more. This process is complex and may require significant sales, marketing and management efforts on our part. This process becomes more complex as we simultaneously qualify our products with multiple customers. As a result, we may expend significant resources to develop customer relationships before we recognize any revenue from these relationships, or we may never realize any revenue from these efforts, or recognize revenue when anticipated.

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

     Our distribution strategy focuses primarily on developing and expanding indirect distribution channels through OEMs and resellers. Our failure to execute this strategy successfully could limit our ability to grow or sustain revenue. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease, and our operating results would suffer. Many of our resellers also sell products that compete with our products. We cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our failure to successfully develop or manage our reseller relationships or their failure to sell our products could reduce our revenue.

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

If we fail to forecast accurately the demand for our products, it will negatively affect our business.

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

     SAN interconnect products and management software frequently contain undetected software or hardware defects when first introduced or as new versions are released. Our products are complex and problems may be found from time to time in our existing, new or enhanced products. Our products incorporate components manufactured by third parties. We have in the past experienced difficulties with quality and reliability of components obtained from third parties, and we could experience similar problems in the future. In addition, our products are integrated with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

A component in our transceivers has experienced an abnormally high failure rate, which has adversely affected and could in the future affect our sales.

     We observed, and some customers confirmed, that in certain applications our GBIC and gigabaud link modules, or GLM, transceivers manufactured prior to March 1998 that incorporated a third party CD laser experienced an abnormally high failure rate. As a result of this problem, we recorded a warranty reserve of $3.6 million in the fourth quarter of fiscal 1998. Although we have settled claims by customers that purchased the majority of these products, there is a risk that additional claims could occur and that the total amount reserved may be inadequate to cover all potential claims. Claims against us in excess of the amount of our reserves could have a material adverse effect on our business and financial condition. Partially as a result of this problem we have seen our component revenue decrease from $24.2 million in fiscal 1998 to $13.7 million in fiscal 1999 to $3.6 million in fiscal 2000. We discontinued the manufacturing and selling of our GBIC products during the second quarter of 2001.

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

     Our success depends to a significant degree upon the continued joint contributions of our senior management, including James M. McCluney, President and Chief Executive Officer, Kurtis L. Adams, Chief Financial Officer, Stuart B. Berman, Chief Technology Officer, and Thomas Hughes, Vice President, Product Development. The loss of one or more of our senior management personnel could harm our sales or delay our product development efforts.

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

     Our revenue from international sales represented 48.3% of our total revenue for the three months ended September 30, 2001. We plan to expand our international sales, especially in Europe and Asia. Our international sales growth will be limited if we are unable to establish relationships with international distributors, establish foreign operations, effectively manage international sales channels and develop relationships with service organizations. We cannot be certain that we will be able to establish, generate and build market demand for our products internationally. Our international operations will be subject to a number of risks, including:

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

     Our investment portfolio, with a fair value of $22.0 million as of September 30, 2001, is invested in commercial paper, government securities and corporate indebtedness that could experience an adverse decline in fair value should an increase in interest rates occur. In addition, declines in interest rates could have an adverse impact on interest earnings for our investment portfolio. We do not currently hedge against this interest rate exposure.

     All of our revenue is realized in U.S. dollars and is from customers primarily headquartered in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange risk.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company’s Registration Statement on Form S-1 (No. 333-81347) for its initial public offering of its common stock become effective September 30, 1999. The initial public offering resulted in net proceeds to the Company of $82.8 million. Expenses related to the offering totaled approximately $1.4 million. Through September 30, 2001, the proceeds were applied to repay $12.3 million in debt and $4.8 million in capital lease obligations, $4.2 million was used to purchase property and equipment and $36.1 million was used for working capital and general purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

EXHIBIT
NUMBER	DESCRIPTION

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3 (1)	Bylaws of the Registrant
4.1 (1)	Form of Registrant’s Common Stock Certificate

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-81347), declared effective on September 30, 1999.

(2)	Incorporated by reference to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.

(b)	Reports on Form 8-K:

On September 18, 2001, the Company filed a current report on Form 8-K reporting that it had adopted a stock repurchase program for up to $1 million of the Company’s common stock. Repurchases are to be made at the discretion of management as market conditions warrant and may continue through December 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2001	VIXEL CORPORATION (Registrant)

/s/ Kurtis L. Adams

Kurtis L. Adams Chief Financial Officer, Vice President of Finance, Secretary and Treasurer (Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3 (1)	Bylaws of the Registrant
4.1 (1)	Form of Registrant’s Common Stock Certificate

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-81347), declared effective on September 30, 1999.

(2)	Incorporated by reference to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.