Form 10-K
period 2001-12-30
VIXEL CORP
filed 2002-04-01
CIK 1087955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934 for the Fiscal Year Ended December 30, 2001

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

Common Stock, $0.0015 par value

      Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of voting common stock held by non-affiliates of the Registrant based on the average of the bid and ask price of the Registrant’s Common Stock on March 1, 2002, as reported on the Nasdaq National Market, was approximately $68,747,994. The aggregate market value calculation excludes 3,940,516 shares of common stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at March 1, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

      As of March 1, 2002, the Registrant had outstanding 23,983,663 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      The Registrant has incorporated by reference into Part III of this Form 10-K portions of the Proxy Statement for its 2002 Annual Meeting of Stockholders to be held on May 22, 2002, which definitive proxy statement shall be filed with the Securities and Exchange Commission on or before April 29, 2002.

VIXEL CORPORATION

FORM 10-K

INDEX

PART I

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

      This report contains forward-looking statements that involve risk and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “future”, “intends” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks outlined on pages 21 through 29 and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date hereof to conform such statements to actual results or to changes in our expectations.

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

PART I

Item 1.     Business

Overview

      We provide comprehensive Fibre Channel-based technologies and products for data storage solutions and storage networking applications. Our products utilize the Fibre Channel protocol, which is an American National Standards Institute, or ANSI, defined standard for the transfer of information between computers and storage devices. Our offering consists of a variety of switch and hub products that connect computers to data storage devices in a network configuration and a “switch-on-a-chip” Application Specific Integrated Circuit, or ASIC, which can be embedded in a variety of data storage devices to enhance performance, improve availability, and increase the reliability of these devices. This new switching technology can be sold in chip, blade or box form to original equipment manufacturers, or OEMs, for inclusion in their solutions. Our storage networking interconnect products are sold primarily as fully integrated switches and hubs through OEMs, integrators and value-added resellers, or VARs.

Industry Background

      In recent years there has been a significant increase in the volume of data created, processed and accessed throughout the enterprise. This growth has also been fueled by the rapid expansion of the Internet, measured both by the number of users as well as the number of web-based corporate initiatives which require continuous access to critical business information 24 hours a day, seven days a week. Also, rapid growth of data-intensive applications, such as video and media streaming, online transaction processing, e-commerce, Web hosting, data warehousing, data mining, enterprise resource management and the sharing of multimedia-based information, has dramatically increased the need for high-capacity, high-performance storage devices and systems. This demand is compounded when organizations create redundant sources of data to enable continuous error-free access. The growth in stored data has been facilitated by the continued decline in the cost per unit of storage capacity. International Data Corporation, or IDC, an independent research firm, in a report published in November 2001, estimated that the worldwide volume of stored data should grow from approximately 380,000 terabytes in 2001 to approximately 1.4 million terabytes in 2005, representing a compound annual growth rate of 39%.

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

      Typical Fibre Channel SAN configurations include point-to-point connections between two devices, an arbitrated loop for up to 126 devices and a switched network, or fabric, which can enable the connection of millions of devices. These configurations allow SANs to meet a wide variety of storage and network requirements, from the smallest server-to-storage configuration to complex enterprise networks. IDC, in a report published in May 2001, estimated that worldwide revenue from Fibre Channel hub and switch products should grow from approximately $1.3 billion in 2000 to $5.6 billion in 2004, representing a compound annual growth rate of over 44%.

      In addition, the ever-increasing requirements by end users for data storage capacity and scaling, faster data access speeds and constant availability and reliability present storage manufacturers with significant challenges. These manufacturers must continually look for ways to improve performance, reliability and availability of their solutions, while remaining cost competitive in a highly price-sensitive market.

Our Fibre Channel Solutions

      We provide comprehensive Fibre Channel solutions that are focused on two distinct markets with differentiated technologies and products: the embedded storage switch market and the SAN interconnect market.

Embedded Storage Switch Solutions

      We have leveraged our core competency and expertise in Fibre Channel switching technologies to develop a highly integrated “switch-on-a-chip” ASIC. This ASIC incorporates our InSpeedTM technology, which is an advanced switching architecture that results in a single chip capable of handling multiple Fibre Channel devices operating at either 1 gigabit per second, or Gbps, or 2 Gbps speed. This ASIC has been designed to be embedded into storage enclosure devices such as redundant array of independent disks, or RAID, enclosures, tape libraries, network attached storage, or NAS, environments and next generation storage systems, to enhance the performance and scaling of these solutions as well as improve device availability and reliability. It can be sold in chip form or integrated into full Fibre Channel switches and modules, or blades, for embedding by OEMs in their storage solutions.

      Our embedded storage switch products offer customers the following key benefits:

      Switching technology embedded in storage enclosure architectures. The integration of full crossbar switching and serializer/ deserializer capabilities into a single ASIC now permits switching capabilities to be embedded into storage enclosures that have limited space requirements and low power budgets.

      Increased performance over current storage device architectures. The storage RAID enclosure architecture enabled with our switch ASIC provides for faster data access from the controller to the storage drives. The typical architecture in a storage JBOD, or just a bunch of disks, is a loop topology that requires data to pass through several hops before being delivered to the user. Implementing our switched architecture creates a “switched bunch of disks”, or SBODTM, which reduces the latency and provides faster access to and from the disk or tape drives.

      Increased scalability and lower costs of storage devices. By reducing the latency caused by typical storage device architectures, OEMs can scale their solutions to provide greater storage capacity in one enclosure. In doing this, OEMs can reduce their cost per unit of storage, and thereby achieve better margins or lower price points for their products.

      Higher availability and reliability in a storage solution. In the typical loop architecture of storage devices, if one disk in a JBOD fails, there is a risk that the network loses access to the entire JBOD. In an SBOD, only the faulty disk is lost and the remaining disks stay on line and accessible. In the mission critical data environments of today’s enterprise, such reliability is a key attribute to information technology professionals.

SAN Interconnect Solutions

      The SAN interconnect solutions we offer are:

•	Fibre Channel entry-level SAN storage switches, devices that provide high-speed connections between multiple computers and storage devices, and that are simple to use for SAN islands and small to mid-size SAN implementations;

•	Fabric switches, devices that provide high-speed connections between multiple computers and storage devices, for sophisticated SAN environments;

•	Hubs, devices that connect multiple computers and devices in a shared environment and can be controlled remotely; and

•	Heterogeneous SAN management software for interconnect devices.

      Our SAN interconnect products provide customers with the following key benefits:

      Our broad product portfolio addresses a wide spectrum of storage requirements. We offer a wide range of easily-managed, easily-integrated, high-performance Fibre Channel interconnect products, including entry-level SAN switches, fabric switches that support scalable Fibre Channel device connections and managed and entry-level hubs that support arbitrated loop SAN configurations.

      Interoperability of our products optimizes SAN deployment and functionality. We design standards-based interoperability into our products from the beginning of the design cycle. Our switches, hubs and embedded storage switch products are engineered to perform in concert to handle the rigorous requirements of enterprise networks and enable highly available, scalable and manageable SANs. Furthermore, because our products adhere to Fibre Channel ANSI standards, they are compatible with other Fibre Channel standards-based products. We believe that this enhanced interoperability allows our OEMs and resellers to streamline the testing and qualification process and minimize their time to market. We also believe the interoperability of our products reduces end users’ deployment time and enhances the functionality and performance of their SANs.

      Our range of solutions supports cost-effective scaling. Because we offer the essential building blocks for SAN interconnects, our solutions can be efficiently scaled as users’ data and storage requirements expand. Our solutions enable seamless additions of devices and ports to the SAN, regardless of the installed Fibre Channel configuration. Our advanced fabric switch design allows our switches to be easily installed and to immediately interact with existing equipment, enabling legacy arbitrated loop configurations to scale to full fabric-switched SANs. We believe that our interoperable products reduce personnel and financial resource requirements by providing our end users with a more cost-effective storage solution.

Our Strategy

      Our mission is to create unique and breakthrough technology and products to increase the performance, scalability and adoption of storage solutions while reducing cost and complexity. In doing this it is our objective to expand our position as a developer and supplier of Fibre Channel solutions. Key elements of our strategy include the following:

      Focus our development efforts on InSpeed-based solutions and fabric switches. We intend to devote a higher percentage of our development resources to expanding our InSpeed-based product offerings and developing new, higher port count ASICs with additional functionality. We also plan to continue to develop expanded features for our fabric switches.

      Leverage our proven technology platforms and expertise to address rapidly evolving market demands. We seek to leverage our proven switch and high integration expertise to continually develop an expanding range of products in key areas of the data storage market for embedded applications as well as SAN interconnect solutions. We believe our extensive Fibre Channel expertise, our proprietary ASICs, and our experienced engineering and operations teams enable us to rapidly develop and bring to market products that address new and evolving market demands.

      Develop products for new markets that can benefit from Fibre Channel technology. We have identified new opportunities to apply our Fibre Channel switching expertise and have developed, and will continue to develop, products for use outside of our traditional SAN interconnect market and product line. As an example, we worked with Network Appliance, Inc., a data storage manufacturer, to develop our first generation embedded switch ASIC which they will use within their storage file systems to provide higher levels of availability and reliability. We will continue to develop embedded switch ASICs, modules and boxes to meet the demands of embedded switch markets.

      Offer customers a Fibre Channel product portfolio to meet their cost/performance requirements. We intend to continue to provide products that meet customer needs without requiring them to use complex, difficult to manage, expensive features that do not benefit them. For example, by broadening our Fibre Channel product portfolio to include easy to manage InSpeed-based switches, sophisticated fabric switches, and hubs, we can provide solutions that meet customers’ application requirements at price levels that are appropriate for each application. In the entry level SAN market in particular, we believe this will allow small to mid-size SANs to benefit from Fibre Channel technology without having to incur the costs of features they do not require, or having to hire Fibre Channel experts to manage the SANs.

      Partner with major storage solutions providers. We intend to continue to expand our relationships with key storage system and server OEMs, integrators, and other leading Fibre Channel component and device vendors. We have established strategic relationships with several industry leaders to provide certified solutions that are turnkey in nature and provide ease of implementation. These solutions have primarily focused on server clustering, data protection for NAS, data back up and mirroring applications and video content delivery and editing. Examples of recently established solution relationships include certifications of our 9000 series 2 Gbps fabric switches with Chaparral Network Storage, Inc. and LSI Logic to provide solutions targeted at companies transitioning from 1 Gbps to 2 Gbps SANs and with NEC’s iStorage solutions for server clustering, data back-up and disaster recovery solutions. Recent OEM announcements include Avid Technology, Inc., the market leader in real time video editing solutions, who is adopting our 2 Gbps switch into their new rich media applications.

      Expand our distribution channels. We plan to expand our OEM base, introduce new products, develop new markets and leverage the systems and service capabilities of industry-leading OEMs. We have relationships with several OEMs, including Avid Technology, Inc., BlueArc Corporation, Compaq Computer Corporation, Fujitsu Software Technology Corporation, LSI Logic Corporation, NEC, Raidtec Corporation Ltd., Sun Microsystems, Inc. and Unisys Corporation. Our current domestic distributors are Bell Microproducts and Ingram Micro. In addition, we have established relationships with Eurologic Systems Ltd., ModernTech Computer & Peripheral Ltd., Raidtec Corporation Ltd. and Solkenix International for distribution of our products in Europe and Asia Pacific.

      Leverage our ASIC distribution relationship. We intend to leverage our relationship with Vitesse Semiconductor Corporation, a leading designer and supplier of semiconductors for the data communications industry, to expand our market presence and growth in the embedded storage ASIC marketplace. We have entered into a marketing and development relationship with Vitesse for our InSpeed-based ASIC products. Under these agreements, Vitesse markets and sells both our current generation and next generation switch ASICs. We receive royalties from Vitesse for their sales of the ASICs, which provides us high margin revenue without incurring significant sales, marketing and administrative costs.

Our Products

      We offer a comprehensive portfolio of Fibre Channel products, including InSpeed-based ASICs, embedded switches, entry-level storage switches, high-performance fabric switches, managed and entry-level hubs and SAN management software. Our broad family of interoperable products enables customers to easily deploy a wide variety of SAN configurations, from simple point-to-point connections to more complex high-performance networks built with a combination of InSpeed-based switch products and fabric switches. Our embedded products enable storage OEMs to increase the reliability, availability, performance and scalability of their data storage solutions.

Embedded Storage Switch Products:

      Our InSpeed-based ASIC is being marketed and sold by Vitessse Semiconductor Corporation as the VSC7192. The VSC7192 is a 12 Channel Fibre Channel Arbitrated Loop (FC-AL) switch ASIC, which delivers diagnostics and low latency for embedded applications, such as disk arrays and RAID subsystems. The VSC7192 was made commercially available in November 2001. The next generation switch ASIC is currently under development.

      We have used the VSC7192 to develop 12 port switches, both with and without management capabilities. These switches are currently in evaluation and qualification cycles at various OEMs and we expect them to be commercially available in the second quarter of 2002.

SAN Interconnect Products:

Vixel 7000 and 9000 Series Fibre Channel Fabric Switches

      Fibre Channel switches connect a wide range of server and storage devices and provide a high level of performance and flexibility in building large configurations in a SAN. The Vixel 7000 series of Fibre Channel fabric switches is our third-generation of Fibre Channel switches. The eight port Vixel 7100 and sixteen port Vixel 7200 were made commercially available in March 2000. Subsequent enhancements to our Vixel 7000 switches, with their patented architecture, have been engineered into our latest series of Fibre Channel fabric switches, the Vixel 9000 series, which were made commercially available in June 2001. The Vixel 9000 series operates at 1 Gbps or 2 Gbps speeds and consists of three models: the eight port Vixel 9100, the sixteen port Vixel 9200 and the sixteen port, high-availability Vixel 9300HA. We believe our Vixel 7000 series switches and Vixel 9000 series switches are some of the highest performing, most cost-effective fabric switch offerings in the industry. In addition to supporting fabric switch functionality, our Vixel 7000 series and Vixel 9000 series switches have the following significant features:

•	High speed and high bandwidth. Our Vixel 7000 series switches support 1.0625 Gbps in transmit and receive directions per port. Our Vixel 9000 series switches support the highest Fibre Channel data-throughput rates, which is 2.125 Gbps, in transmit and receive directions per port. In addition, the architecture of the Vixel 7000 and the Vixel 9000 series switches supports 100 MBps and 200 MBps wire-speed full bandwidth, respectively, per port in both directions.

•	Support for non-fabric arbitrated loop devices in a fabric switch. A large number of devices currently deployed in SANs cannot communicate with fabric configurations. We have patented the capability of our Vixel 7000 and Vixel 9000 series switches to enable these non-fabric arbitrated loop devices to perform in switched SAN environments.

•	Support for arbitrated loop or fabric-attached topologies by the same fabric port hardware. The flexible port architecture of the Vixel 7000 series and Vixel 9000 series supports both arbitrated loop and fabric configurations and offers significant flexibility and interoperability when building SANs. The Vixel 7000 and Vixel 9000 series both ship in either full fabric or arbitrated loop mode. When shipped in arbitrated loop mode, the Vixel 7000 and Vixel 9000 series switches can be software upgraded to full fabric.

•	Hardware-based zoning. With hardware-based zoning capabilities, our Vixel 7000 and Vixel 9000 series switches allow potentially conflicting operating systems, such as Unix and Windows NT, to co-exist in a single SAN environment.

•	Full fabric software support services. Our Vixel 7000 and Vixel 9000 series switches support ANSI-defined fabric services such as simple name server, state change notification and worldwide name zoning. Devices attached to a fabric configuration use these services in order to create a full-functioning switched SAN.

•	Scalable architecture. Multiple Vixel 7000 and Vixel 9000 series switches can be interconnected without sacrificing performance, enabling the creation of large, complex SANs referred to as meshed networks.

•	Extensive port buffering. Because of the extensive port buffering capabilities designed into our Vixel 7000 and Vixel 9000 series switches, data can be efficiently transported through our switches.

Vixel 2100 Zoning Managed Hub

      Our Vixel 2100 Zoning Managed Hub has a “Hub-on-a-chip” ASIC architecture and can be “zoned” into four separate segments. Our ASIC incorporated into the Vixel 2100 provides eight fully managed ports on a single chip. This innovative design strategy enables us to embed more functionality at a reduced cost and provide the customer with a highly efficient solution. The eight port configuration utilizes removable gigabit interface converters, or GBICs, and provides customers the flexibility to deploy small or large arbitrated loop installations. The zoning feature of the Vixel 2100 allows it to be segmented into four separate arbitrated loops, each segment providing full 100 MBps bandwidth, for a variety of departmental and application uses. Zones can be created dynamically through SAN InSite software or under program control for variable applications such as tape backup. Our Vixel 2100 connects devices in a SAN arbitrated loop configuration and monitors the status of loop and port activity through auto-recovery functionality and advanced diagnostic capabilities.

Vixel 1000 Entry-Level Hub

      Our Vixel 1000 entry-level hub provides a cost-effective solution that addresses SAN interconnect requirements, linking low-and mid-range servers with storage devices. Our Vixel 1000 hub supports full gigabit data transfer speeds and automatically bypasses failed or unused ports in a SAN. Its GBIC-based design allows customers to add, move or delete storage capacity and Fibre Channel devices on the SAN, as needed. The flexible design of our entry-level hub also enables different combinations of copper, short wave optical and long-wave optical transceiver types in a single SAN solution.

SAN InSite SAN Management Software

      Our SAN InSite SAN management software has evolved through eleven releases spanning more than four years of development to become a comprehensive product that allows isolation and resolution of problems in a SAN. SAN InSite was created and designed from a SAN administrator’s perspective leveraging our in-depth SAN and Fibre Channel experience. Our newest version of SAN InSite provides comprehensive management functionality across heterogeneous SAN devices including HBAs, hubs, switches, routers, bridges, disks and virtualization appliances. SAN InSite provides discovery, monitoring, and management of these devices to allow proactive fault and error analysis of the configuration information and data moving through the SAN.

Our Technology

      Our Fibre Channel expertise has enabled us to develop high-performance SAN interconnect and embedded storage switch products across a wide range of storage and SAN configurations. Key components of our technology platform include the following:

      Switch architecture. We have developed a full-featured and high-performance architecture for our switches. Our switches incorporate advanced features, such as extensive port buffering, to offer high performance in a low-cost architecture. In addition, our switch architecture is scalable, facilitating development of new generations of switches that support faster transmission speeds, including our 2 Gbps Vixel 9000 series switches. We have been issued two patents covering our switch architecture and our unique private loop switching functionality. Private loop switching is used in the majority of the installed SAN environments today.

      ASIC design expertise. We employ state-of-the-art ASIC design methodologies and have demonstrated a successful track record of achieving short design cycles for high-performance, complex ASICs. We use our own internally-developed ASICs in our products, which enables us to maximize our products’ reliability, functionality and interoperability, while minimizing cost and time to market.

      Embedded software. Our embedded software expertise covers a wide range of Fibre Channel products, including our switches, switch ASICs and managed hubs. We believe we are uniquely positioned to further develop embedded software that maximizes interoperability and functionality of all of these Fibre Channel components while supporting ANSI and Internet standards.

      InSpeed TM technology. Leveraging our state-of-the-art ASIC design methodologies, our Fibre Channel switch architecture and our embedded software capabilities, we have developed an advanced switching architecture that couples a non-blocking crossbar switch with loop port logic resulting in a single chip capable of handling multiple Fibre Channel devices. InSpeed was designed to meet the demanding requirements of embedded storage systems and provide high-performance and with minimum complexity at low cost when compared to other Fibre Channel components available in the market.

      Designed-in interoperability. We design standards-based interoperability into our products from the beginning of the design cycle and thoroughly validate interoperability throughout the product release process. We facilitate robust interoperability testing and analysis of our products within a multi-vendor system environment in our Vixel Verification, or V2, Lab. Also, our Solutions and Interoperability Lab is used to facilitate robust interoperability testing and analysis of our products within a multi-vendor system environment and to validate multi-vendor SAN and storage applications. We believe that our investment of personnel and capital equipment in these facilities have enhanced interoperability and reduced time to market for our OEMs and resellers. Our products also are tested extensively with other vendors’ products to ensure cross-vendor interoperability. In addition, we use the Solutions and Interoperability Lab and the V2 Lab to certify specific SAN application solutions, thereby reducing the need for our distribution partners to undergo costly and timely testing processes.

Customers

      Our primary customers are OEMs and integrators who sell to end users, and value added resellers, or VARs. During fiscal 2001, our top three OEMs were Sun Microsystems, Compaq and Avid Technology, which represented 33.7%, 18.5% and 14.4% of revenue, respectively. Other current OEMs include BlueArc, LSI Logic, Network Appliance, Raidtec and Unisys. However, none of these customers represented more than 10.0% of our total revenue during the year. Our primary resellers are ACAL Electronics, Bell Microproducts Inc., ModernTech Computer & Peripheral Ltd. and Ingram Micro. In fiscal 2001, total revenue derived from distribution channel customers represented 12.2% of total revenue.

      While we are seeking to diversify our customer base and expand the portion of our revenue that is derived through all of our sales channels, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of OEMs. We may not be successful in our efforts to diversify our customer base, and the loss of one of our key customers, or a decrease in the level of sales to any one of these customers, could significantly reduce our total revenue.

Customer Service and Support

      We emphasize customer service and support in order to provide our customers and their end users with the knowledge and resources necessary to successfully implement and integrate comprehensive, high-performance Fibre Channel solutions. We offer a variety of support options for our products, including extended-hour support coverage and immediate product replacement options. Our customer service and systems engineering teams provide extensive pre- and post-sale customer support, including consultation, network design and in-depth training on SAN technology and product implementation.

      Our Solutions and Interoperability Lab at our Bothell, Washington headquarters enhances our ability to provide service to our customers and to certify interoperability with a broad array of storage products. In addition to a staff of systems engineers and a wide variety of networking and storage equipment, we are using cooperative exchange agreements with industry leading storage providers to evaluate and certify a wide range of storage products in this facility. Solutions partners and customers have made use of this facility, which has resulted in significant growth in the number of storage products that interoperate with our products.

Sales and Marketing

      We sell our storage networking solutions, including InSpeed-based storage switches, fabric switches, hubs and SAN interconnect management software to OEMs and select resellers. We mainly sell to OEMs of specific operating systems-based servers, including Unix and Windows NT, as well as to OEMs of high-end disk and tape storage subsystems. Our OEMs utilize our products to deliver to end-users complete factory-configured solutions, which are installed and field-serviced by those OEMs’ technical support organizations.

      As the storage and SAN markets continue to develop, we are establishing additional relationships with select integrators and resellers to reach additional markets and increase our geographic coverage. By serving the needs of both OEMs and resellers, we can leverage the strengths of our range of customers to further develop the Fibre Channel market and enhance our ability to address a large end-user base.

      We are expanding internationally by partnering with OEMs in Asia and Europe who have a strong international presence and are capable of selling and installing complex SAN solutions. In Europe, we have a number of distribution channel partners, including ACAL Electronics, EDL, Hammer plc, Bell Microsystems — Europe and Technology Distribution Group. We currently distribute our products in Japan through our relationship with Inno Micro Corporation, and Network Dynamics Corporation. We distribute our products in Asia, Australia and New Zealand through our relationships with ACA Pacific Ltd., Apara Design Automation, Datastor, Modern Tech Computer & Peripheral Ltd., Netcom Storage, Solkenix International Corporation and Shanghai East China Computer.

      Our marketing efforts include extending our strategic alliances, promoting the Vixel brand name, continuing our active participation in industry associations and standards committees, and speaking at storage conferences and events.

      We have entered into a marketing and distribution relationship with Vitesse for our InSpeed-based switch ASICs. Vitesse is a leading designer and supplier of semiconductors for the data communications industry. Under these agreements, Vitesse markets and sells both our current generation and next generation switch ASICs. We receive royalties from Vitesse for their sales of the ASICs, which provide us high margin revenue without incurring significant sales and marketing costs.

Manufacturing

      We outsource our manufacturing to Suntron Corporation, formally K*Tec Electronics Corporation. Suntron is responsible for nearly all-material procurement, assembly and testing, packaging and shipment of our products. We currently do not have a long-term supply contract with Suntron. Therefore, they are not obligated to manufacture products for us, except as may be provided in particular purchase orders that they have accepted. We place purchase orders with them based on periodic forecasts. In the future, we may need to add new manufacturing partners to achieve higher production volumes and/or lower costs.

      While Suntron is responsible for all facets of the manufacturing process, we are directly involved in qualifying and designating suppliers and the key components that are used in our products. Most of our product components can be obtained from multiple qualified manufacturers. While most of the materials used in our products are standard, some are proprietary or sole sourced and require extended lead times. Although we design our own ASICs, they are manufactured by LSI Logic and Philips Semiconductors (formerly VLSI and now a subsidiary of Koninklijke Philips Electronics, N.V). Motorola, Inc. and Intel Corporation are currently our sole suppliers for microprocessors. In addition, we license software for our hubs and switches from Wind River Systems, Inc. Our supply management team works closely with strategically important suppliers who offer proprietary or sole-sourced products. In addition, our operations team is focused on production test equipment development, manufacturability, effective transfer of products from development to production, monitoring of supplier performance and quality demand and build forecasting and scheduling.

Research and Development

      Our research and development efforts are focused on developing ASIC and hardware products that enable our customers to design and deploy high performance embedded storage switches and SANs.

      Our ASIC development is focused on incorporating our InSpeed technology into higher port count ASICs with expanded integration of features and functionality. We are working with storage enclosure OEMs to help specify the additional features and functionality required to make their products more robust and scaleable.

      We are also using our InSpeed-based ASICs to develop Fibre Channel switches for the storage and entry-level SAN markets. The high degree of integration in our ASICs will help us develop lower cost switch solutions for these cost sensitive markets.

      Our fabric switch developments are focused on enhancing real-life data throughput and lowering the total cost of ownership of complex SANs. These development efforts have allowed us to increase port density and double the transmission speed of our switch products from one Gbps speeds to two Gbps.

      In addition to the development of high performance ASICs and hardware products, our research and development team is a key driver in the industry’s focus on interoperability between devices manufactured by different vendors. This effort will enable devices of different manufacturers to be deployed within the same SAN in many applications. In continuing development of our core technologies, we plan to partner with other leading providers of SAN technologies, products and services to jointly develop high performance SAN products and to play an active role in supporting industry standards.

      Our research and development expenses were $14.6 million in fiscal 2001. We believe that our research and development efforts are key to our ability to maintain technical competitiveness and to deliver innovative products that address the needs of our markets. However, our product development efforts may not result in commercially viable products, and our products may be made obsolete by changing technology or new product announcements by us, or our competitors.

Competition

      The SAN interconnect market has become increasingly competitive. New SAN-enabled products are being offered by a growing number of server, storage, tape and storage management vendors. Because we offer a broad product portfolio, each of our products competes with a different set of competitors. For SAN fabric switch sales, we compete primarily with Brocade Communications Systems, Inc., McDATA Corp., Qlogic Corp., and Gadzoox Networks, Inc. For hub sales, we compete primarily with Emulex Corporation and Gadzoox Networks. As the market for SAN interconnect products grows, we may face competition from traditional networking companies and other manufacturers of networking equipment. These networking companies may enter the SAN interconnect market by introducing their own products or by acquiring or entering into one or more alliances with existing SAN interconnect providers. It also is possible that our OEMs could develop and introduce products competitive with our product offerings.

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

      Our embedded storage switches are targeted at a new and evolving market for this technology. As yet no Fibre Channel switch providers have introduced similar technology to our InSpeed-based range of products. As this market grows we may face competition from legacy switch providers, or OEMs may choose to develop the technology themselves. We believe the primary competitive factors in the embedded storage ASIC switch market include: integration of features and functionality; the number of ports per ASIC; the power consumption of the ASICs; product performance; ability to meet delivery schedules; price; and strength of distribution channel.

Intellectual Property

      We attempt to protect our technology through a combination of patents, copyrights, trade secret laws and trademarks, as well as confidentiality agreements and other contractual restrictions. There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Our failure to protect our intellectual property and other proprietary information could have a material adverse effect on our business, financial condition and results of operations.

      In September 2000 we were awarded a patent on private loop switching technology. The patent defines ways to interconnect devices through a switch without the complexities of full fabric services support. In February 2001 we were awarded a patent on our Fibre Channel switching technology that covers unique areas of our architecture that have allowed us to adapt our products as the industry evolves to higher speeds and different interfaces.

      As of December 30, 2001, we had four pending United States patent applications, as well as, pending patent applications in selected countries abroad, with respect to the broad scope of SAN technology, including our SAN management capabilities and switch and hub architecture. However, it is possible that patents may not be issued for the pending applications and that our issued patent may not adequately protect our technology from infringement or prevent others from claiming our technology infringes that of third parties. All of our software products have copyright notices. We own several trademarks, including Vixel, InSpeed and SAN InSite. We also rely on trade secret law and contractual provisions to protect our intellectual property, including technology development, which we have determined not to patent or copyright, or which is not capable of more formal protection.

      We may need to initiate litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of our resources and could materially harm our business. From time to time we have received, and may receive in the future, notice of infringement claims of other parties’ proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that past or future assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development and release of our products, or require us to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, or at all. For these reasons, infringement claims could materially harm our business.

Employees

      As of December 30, 2001 we had 152 employees, of which 83 were engaged in research and development, 35 in sales, marketing and customer service and support, 16 in operations and 18 in finance, administration and information services. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

      Our executive officers and their ages as of December 30, 2001 were as follows:

Name	Age	Position

James M. McCluney	50	President, Chief Executive Officer and Chairman of the Board of Directors
Kurtis L. Adams	47	Chief Financial Officer, Vice President of Finance, Secretary and Treasurer
Stuart B. Berman	45	Chief Technology Officer
Thomas Hughes	42	Vice President of Product Development

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

      Kurtis L. Adams has served as our chief financial officer and vice president of finance since September 1998. From December 1995 to September 1998, he was chief financial officer and vice president of finance of Health Systems Technologies, Inc., a software company. Mr. Adams was the corporate controller and chief accounting officer from March 1991 to October 1995 for Chipcom Corporation, a networking company.

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

Item 2.     Properties

      Our corporate headquarters are located in Bothell, Washington and occupy approximately 43,000 square feet. Our lease for this facility expires in January 2005. In addition, we have a research and development and sales facility located in Irvine, California that occupies approximately 13,000 square feet. Our lease for this facility expires in November 2002, and we are currently evaluating our alternatives, which may include an extension of this lease or moving these operations to a new location. We also lease three domestic sales offices in West Covina, California; Gloucester, Massachusetts; and Nashua, New Hampshire and one international sales office in Beijing, China.

Item 3.     Legal Proceedings

Pending or Threatened Litigation

      On November 15, 2001, a securities class action was filed in the United States District Court in the Southern District of New York against two of our officers and directors and certain underwriters who participated in our initial public offering in late 1999. The complaint alleges violations under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and seeks unspecified damages on behalf of persons who purchased our stock during the period October 1, 1999 through December 6, 2000. We intend to defend ourselves vigorously in this matter.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is quoted on the Nasdaq National Market under the symbol “VIXL”. Public trading of our common stock commenced on October 1, 1999. Prior to this time, there was no public market for our stock. The following table summarizes the high and low bid price for our common stock for the indicated periods as reported by the Nasdaq National Market.

	High	Low

2000

First Quarter	$33.50	$15.00
Second Quarter	$17.13	$6.50
Third Quarter	$9.38	$4.31
Fourth Quarter	$7.00	$1.03

2001
First Quarter	$4.25	$1.00
Second Quarter	$5.49	$0.75
Third Quarter	$4.71	$1.14
Fourth Quarter	$2.20	$1.40

      As of March 1, 2002 we had 330 stockholders of record. There are a substantially greater number of persons who are beneficial owners of our stock. We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business and we do not currently anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

Recent Sales of Unregistered Securities

      We did not sell any unregistered securities during 2001.

Use of Proceeds From Sales of Registered Securities

      Our Registration Statement on Form S-1 (No. 333-81347) for our initial public offering of common stock became effective September 30, 1999. A total of 4,945,000 shares of our common stock was sold at a price of $18.00 per share, including the underwriters over-allotment. The initial public offering resulted in gross proceeds of approximately $89.0 million, of which approximately $6.2 million was applied toward the underwriting discount. Net proceeds to us were $82.8 million. Expenses related to the offering totaled approximately $1.4 million. Through December 30, 2001, the proceeds were applied to repay a $2.0 million promissory note due to Western Digital, a line of credit borrowing totaling $2.8 million and a note payable to a bank of $7.5 million. In addition, $5.3 million was used to repay capital lease obligations, $4.3 million was used to purchase property and equipment and $39.8 million was used for working capital and general corporate purposes. We have invested the remaining net proceeds in short-term, investment grade, interest-bearing securities.

Item 6.     Selected Financial Data

      The following selected financial data should be read in conjunction with our financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Annual Report on Form 10-K. We derived the statement of operations data for the fiscal years ended January 2, 2000, December 31, 2000 and December 30, 2001 and the balance sheet data as of December 31, 2000 and December 30, 2001 from the audited financial statements in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended December 28, 1997 and January 3, 1999 and the selected balance sheet data set forth below for us as of December 28, 1997, January 3, 1999 and January 2, 2000 is derived from our audited financial statements not included in this Annual Report on Form 10-K. Net loss available to common stockholders shown below includes our net loss, as well as the accretion related to our redeemable preferred stock.

	For the Fiscal Year Ended

	December 28,	January 3,	January 2,	December 31,	December 30,
	1997	1999	2000	2000	2001

	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue
SAN systems	$3,282	$15,222	$25,159	$29,610	$16,769
Components	19,501	24,223	13,668	3,599	5,034

Total revenue	22,783	39,445	38,827	33,209	21,803
Cost of revenue	19,047	36,199	28,293	21,799	14,069

Gross profit	3,736	3,246	10,534	11,410	7,734

Operating expenses
Research and development	9,360	11,110	12,788	15,570	14,657
Acquired in-process technology	—	5,118	—	—	—
Selling, general and administrative	7,629	14,521	13,643	17,437	14,423
Amortization of goodwill and other intangibles	222	2,057	1,362	2,159	820
Amortization of stock-based compensation	50	—	4,286	2,825	1,353

Total operating expenses	17,261	32,806	32,079	37,991	31,253

Loss from operations	(13,525)	(29,560)	(21,545)	(26,581)	(23,519)
Other (expense) income, net	(234)	8,327	(802)	3,024	1,591

Net loss	$(13,759)	$(21,233)	$(22,347)	$(23,557)	$(21,928)

Net loss available to common stockholders	$(13,955)	$(21,424)	$(22,495)	$(23,557)	$(21,928)

Basic and diluted net loss per share	$(18.90)	$(8.77)	$(2.97)	$(1.04)	$(0.93)

Weighted-average shares outstanding	738	2,444	7,572	22,710	23,504

	December 28,	January 3,	January 2,	December 31,	December 30,
	1997	1999	2000	2000	2001

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,776	$3,841	$16,706	$17,066	$5,036
Short-term investments	—	2,490	44,650	25,636	20,942
Working capital	2,352	285	58,820	39,114	22,640
Total assets	19,934	28,165	84,081	62,931	38,765
Long-term obligations and noncurrent portion of capital leases	6,057	13,856	4,406	1,510	184
Mandatorily redeemable preferred stock	19,523	19,993	—	—	—
Total stockholders’ equity (deficit)	(14,030)	(19,924)	65,695	46,945	28,026

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Selected Financial Data in Item 6 and the financial statements and the related notes referenced elsewhere in this report.

Overview

      We provide comprehensive Fibre Channel based interconnect products and embedded switch products for data storage solutions and storage networking applications. Our offering consists of a variety of switch and hub products that connect computers to data storage devices in a network configuration and a “switch-on-a-chip” Application Specific Integrated Circuit, or ASIC. This ASIC can be embedded in a variety of data storage devices to enhance performance, improve availability, and increase the reliability of these devices. This new switching technology can be sold in chip, blade or box form to original equipment manufacturers, or OEMs, for inclusion in their solutions.

      We incorporated in Colorado in June 1991 under the name Photonics Research Incorporated and initially developed fiber optic components for data communications and related applications. In February 1995, we reincorporated in Delaware and changed our name to Vixel Corporation. In the first quarter of 1996, we acquired the Fibre Channel hub and transceiver product lines from Western Digital Corporation. In 1997 we began developing our SAN InSite software to manage our SAN interconnect solutions. In the first quarter of 1998, we acquired Arcxel Technologies, Inc., a developer of Fibre Channel switches. In early 1998, we sold our laser diode fabrication facility and gigabit Ethernet transceiver product line to Cielo Communications, Inc, and since that time we have been focused exclusively on designing, developing and marketing our Fibre Channel solutions.

      During 2001, we used our expertise in Fibre Channel switching technologies to develop a “switch-on-a-chip” ASIC. This ASIC incorporates our InSpeed technology, which is an advanced switching architecture that results in a single chip capable of handling multiple Fibre Channel devices. This ASIC can be embedded into storage enclosure devices such as redundant array of independent disks, or RAID, enclosures, tape libraries, NAS environments and next generation storage systems to enhance the performance and scaling of these solutions as well as improve device availability and reliability. We are also using this ASIC in Fibre Channel switches and blades that can be embedded by OEMs in their storage solutions. As part of our embedded storage switch strategy, we have licensed the manufacturing and selling of our Fibre Channel switch ASICs. This technology can also be used to offer high performance, low cost switches for entry level SANs. During the fourth quarter of 2001, we recognized our first royalty revenue with regards to the licensing of these products. Revenue from InSpeed-based products represented approximately 26% of our total revenue in the fourth quarter of fiscal 2001.

      We derive substantially all of our revenue from the sale of Fibre Channel products, including switches, hubs, and embedded storage switch products. We have developed a version of our SAN InSite software, SAN InSite Professional that we license for a fee. SAN systems revenue consists of revenue generated from sales of our SAN switches, hubs, transceiver products sold as a result of selling our switches and hubs and the sales and licensing of our embedded switching technology. Component revenue consists primarily of revenue generated from the sale of our transceiver products to original equipment manufacturers, or OEMs, for use in their products. During the second quarter of 2001, we discontinued the manufacture and sale of our transceiver products. Also, we are currently evaluating strategic alternatives for our SAN InSite software and the related assets and resources.

      We sell our products primarily to a limited number of OEMs. Sun Microsystems, Compaq Computer and Avid Technology represented 33.7%, 18.5% and 14.4% of revenue, respectively, for fiscal 2001. Compaq Computer and Sun Microsystems represented 25.6% and 21.3% of revenue, respectively, for fiscal 2000. No other individual customer represented more than 10.0% of our total revenue in those periods. While we are seeking to diversify our customer base and expand the portion of our revenue that is derived from sales through various distribution channels, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of OEMs. We may not be successful in our efforts to diversify our customer base and the loss of one of our key customers could significantly reduce our total revenue. During fiscal 2001 and 2000, 12.2% and 19.6%, respectively, of our total revenue was derived from sales to distribution channel customers.

      Our gross profit as a percentage of total revenue is affected by the mix of products sold, sales channels and customers to which our products are sold. Our gross profit as a percentage of total revenue also is affected by fluctuations in manufacturing volumes and component costs, manufacturing costs charged by our contract manufacturers, new product introductions, changes in our product pricing and estimated warranty costs. We expect that average unit selling prices for our products will decline over time in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors, and other factors. We seek to maintain gross profit as a percentage of total revenue by selling a higher percentage of higher margin products, reducing the cost of our products through manufacturing efficiencies, design improvements and cost reductions for components and leveraging our internal operations infrastructure.

      Since September 1999, we have outsourced our product manufacturing to one contract manufacturer, Suntron Corporation, formally K*Tec Electronics Corporation. Suntron also provides distribution and repair operations and most of our materials management. We purchase certain components directly from suppliers and resell them to Suntron at our cost and recognize no revenue from these transactions. We also outsource the manufacturing of our ASICs to third-party manufacturers that ship these components to Suntron for assembly. In addition, we have recently developed a Fibre Channel embedded switch ASIC for use in various storage devices. We have licensed the manufacturing and selling of this ASIC to a third party and will derive royalty revenue from such sales.

      In connection with the grant of stock options to employees and consultants during 1999, we recorded stock-based compensation of $9.8 million. Stock-based compensation is presented as a reduction of stockholders’ equity. The balance is expensed on a graded vesting method over the vesting period of the options. During fiscal 2000 and 2001, we recognized $2.9 million and $1.4 million, respectively, of the stock-based compensation as compensation expense.

      Since our inception, we have incurred significant losses. As of December 30, 2001, we had operating loss carryforwards of $85.4 million for federal income tax purposes. These operating loss carryforwards expire on various dates through 2021. We have recorded a valuation allowance equal to the gross deferred tax asset balance because our accumulated deficit, history of recurring net losses and possible limitations on the use of carryforwards give rise to uncertainty as to whether the deferred tax assets are realizable. Further, these operating loss carryforwards could be subject to usage limitations due to changes in our ownership resulting from equity financings.

      As of December 30, 2001, we had an accumulated deficit of $124.1 million and have never been profitable. We reduced our work force in 2001 and took other steps to better align our operating expenses with our revenue levels. We plan to grow our revenue base and to continue to control our expenses in order to achieve profitability. However, we cannot be certain that we will ever realize sufficient revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

Critical Accounting Policies

      We generally recognize revenue at the time of product shipment, unless we have future obligations for installation or when we ship product demonstration units. Revenue from products shipped with future installation obligations is recognized when we meet our future obligation. Revenue is not recognized on demonstration units unless the customer ultimately purchases the unit, and the related revenue is recognized at that time. Our agreement with our North American distributors provides for price protection and for stock rotation based on a percentage of shipments for the quarter preceding when an offsetting order is requested. Revenue for the percentage of shipments subject to these stock rotation rights is deferred until the stock rotation period has passed. We provide an allowance for price protection rights. We also maintain a reserve for product warranty costs based on a combination of historical experience and specifically identified potential warranty liabilities.

      We receive royalty revenue under license agreements with a number of third parties that sell products based on technology developed by us. The license agreements provide for the payment of royalties to us based on sales of the licensed product. We record royalty revenue based on sales reported to us by the licensee that occurred during the relevant period. There are no future performance obligations under these license agreements.

      We offer product warranties of one to five years. Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. These estimates are based on historical warranty experience and other relevant information of which we are aware.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Amounts in the financial statements, which are particularly susceptible to changes in estimates in the near term, include the recoverability of goodwill and other intangibles and the adequacy of the allowances for doubtful accounts receivable, sales returns, inventory obsolescence and product warranty costs.

Results of Operations

      The following table sets forth, as a percentage of revenue, statement of operations data for the periods indicated:

	For the Fiscal Year Ended

	January 2,	December 31,	December 30,
	2000	2000	2001

Revenue
SAN systems	64.8%	89.2%	76.9%
Components	35.2	10.8	23.1

Total revenue	100.0	100.0	100.0
Cost of revenue	72.7	65.4	64.5

Gross profit	27.3	34.6	35.5

Operating expenses
Research and development	32.9	46.9	67.2
Selling, general and administrative	35.1	52.5	66.2
Amortization of goodwill and other intangibles	3.5	6.5	3.8
Amortization of stock-based compensation	11.3	8.7	6.2

Total operating expenses	82.8	114.6	143.4

Loss from operations	(55.5)	(80.0)	(107.9)
Other income (expense), net	(2.1)	9.1	7.3

Net loss	(57.6)%	(70.9)%	(100.6)%

Fiscal Years Ended January 2, 2000, December 31, 2000 and December 30, 2001

      Revenue. Total revenue was $38.8 million, $33.2 million and $21.8 million in fiscal 1999, 2000 and 2001, respectively. Our SAN systems revenue was $25.2 million, $29.6 million and $16.8 million in fiscal 1999, 2000 and 2001, respectively. The 17.7% increase in SAN systems revenue in fiscal 2000 compared with fiscal 1999 was the result of increased sales of our switch products. The 43.2% decrease in SAN systems revenue in fiscal 2001 compared with fiscal 2000 was primarily a result of a decrease in entry-level hub product sales and a decrease in the sales of our transceiver products with our switch and hub products as a result of us discontinuing the manufacturing and selling of transceiver products in the second quarter of 2001.

      Component and other revenue was $13.7 million, $3.6 million and $5.0 million in fiscal 1999, 2000 and 2001, respectively. Performance issues with our CD-based transceiver products sold primarily in 1997 were identified in late 1998 and early 1999 and, combined with certain other warranty issues with our gigabaud link modules, or GLM, transceiver products resulted in a decrease in the purchases of our component products in fiscal 2000 as compared with fiscal 1999. The 38.9% increase in component revenue in fiscal 2001 compared with fiscal 2000 is a result of a one-time order of a transceiver product from one of our OEM customers. During the second quarter of 2001, we discontinued the manufacture and sale of our transceiver products.

      Gross profit. Cost of revenue includes the cost to acquire finished products from third party manufacturers of our products, expenses we incur related to inventory management, product quality testing and customer order fulfillment, and provisions for warranty expenses and inventory obsolescence. Gross profit was $10.6 million, $11.5 million and $7.7 million in fiscal 1999, 2000 and 2001 respectively, representing 27.3%, 34.6% and 35.5% of total revenue, respectively. The increases in both absolute dollars and percentage of total revenue in 2000, as compared with 1999, reflect a change in our product mix as sales of switch and hub products increased while sales of transceivers declined. Our switch and hub products generally have higher gross margins than our transceiver products. The decrease in the amount of gross profit in 2001 compared with 2000 is directly related to the decreased revenue in 2001 compared with 2000.

      Cost of revenue during fiscal 2001 was reduced by $2.2 million as a result of the settlement of warranty related claims against a third party vendor. Also, included in cost of revenue during fiscal 2001 were provisions for excess and obsolete inventory and purchase commitments totaling approximately $4.1 million, reduced by $800,000 resulting from the settlement of a patent infringement claim related to our GBIC transceivers for less than previously estimated. These provisions resulted primarily from transitioning out of the GBIC and GLM transceiver products and less than originally forecasted sales of certain of our products. Inventory purchases and commitments are based upon future sales forecasts. To mitigate the component supply constraints that have existed in the past, our contract manufacturer builds inventory levels for certain components with long lead times and enters into certain longer-term commitments for certain components. Due to the transition out of our transceiver products and a faster than anticipated shift in demand from older to newer generation SAN system products, inventory levels for these products exceeded our requirements. The excess and obsolete inventory charge was calculated based on the inventory levels in excess of demand for each specific product. We do not anticipate that the excess inventory subject to this charge will be used at a later date.

      We have entered into agreements with third parties to market and/or sell our switch ASIC products. As a result of these agreements, future revenue from our ASIC products will primarily be in the form of royalties received from these third parties. We expect gross profit as a percentage of revenue to increase in 2002 as a result of anticipated royalty revenue.

      Research and development expenses. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and sustaining engineering of our products, consulting and outside service fees, costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses were $12.8 million, $15.6 million and $14.7 million in fiscal 1999, 2000 and 2001, respectively. The 21.9% increase in research and development expenses in fiscal 2000 compared with fiscal 1999 was due to increased development costs relating to our management software and switch products and two development agreements with third parties to embed our switch or ASIC technology into their products. The 5.8% decrease in research and development expenses in fiscal 2001 compared with fiscal 2000 was the result of a decrease in consulting and temporary services with regard to the 9000 series switch design and development, as well as a decrease in software development consulting for our SAN InSite Professional product, both of which were completed during 2001. We expect the absolute dollar amounts of research and development expense will decrease in fiscal 2002 compared with fiscal 2001. However, we believe that continued investment in research and development is an essential element of our strategic objectives to design quality products while reducing costs and to leverage our technologies into new market opportunities. As a result, we expect these expenses to continue to represent a significant percentage of our future revenue.

      Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, finance and information technology support functions, as well as professional fees, allowance for doubtful accounts receivable, trade shows and other marketing activities. Selling, general and administrative expenses for fiscal years 1999, 2000 and 2001 were $13.6 million, $17.4 million and $14.4 million, respectively. The 27.8% increase in the selling, general and administrative expenses in fiscal 2000 compared with fiscal 1999 is primarily due to increases in sales and customer service and support personnel in 2000. The 17.2% decrease in selling, general and administrative expenses in fiscal 2001 compared with fiscal 2000 was mainly due to a reduction in bad debt expense, a reduction in travel, recruitment and relocation expenses due to a reduction-in-force during 2001 and a reduction of marketing expenses such as trade show expense, cooperative marketing expense and advertising development and placement expenses. We currently anticipate that selling, general and administrative expenses will continue to decrease in absolute dollars and as a percentage of revenue as we continue to manage costs, maximize operating efficiencies and leverage our current infrastructure.

      Amortization of goodwill and other intangibles. Amortization and writedown of goodwill and other intangibles in fiscal 1999, 2000 and 2001 was $1.4 million, $2.1 million and $820,000, respectively, representing 3.5%, 6.5% and 3.8%, respectively, of total revenue. The increase in fiscal 2000 compared with fiscal 1999 is the result of an increase in the amortization of the intangible assets capitalized in conjunction with our purchase of Arcxel Technologies in February 1998. The decrease in fiscal 2001 compared with fiscal 2000, resulted from the intangible assets being fully amortized during fiscal 2000.

      Amortization of stock-based compensation. Amortization of stock-based compensation in fiscal 1999, 2000 and 2001 was $4.4 million, $2.9 million and $1.3 million, respectively, as a result of stock options granted to employees and consultants during fiscal 1999 for which we recorded stock-based compensation of $9.8 million. The remaining balance of deferred stock-based compensation will be amortized during fiscal 2002 and 2003 in the amounts of $654,000 and $111,000, respectively.

      Other income (expense), net. Other income (expense), net, consists of interest income, interest expense and other miscellaneous income or expense. Other expense, net, was $802,000 in fiscal 1999, and other income, net was $3.0 million in fiscal 2000 and $1.6 million in fiscal 2001. Other expense, net in fiscal 1999 was primarily interest expense. Other income, net in fiscal 2000 and fiscal 2001 was primarily interest income relating to our short-term investments.

Liquidity and Capital Resources

      Since inception, we have financed our operations primarily through the sale of common stock and preferred stock with aggregate proceeds of approximately $114.8 million. Additionally, we have financed our operations through capital equipment lease lines, working capital credit facilities, notes payable and $6.9 million in net cash received from the sale of our laser diode fabrication facility and gigabit Ethernet product line. Our principal sources of liquidity at December 30, 2001 consisted of $5.1 million in cash and cash equivalents and $20.9 million in short-term investments. We are evaluating strategic alternatives for our SAN InSite software and related assets and resources. Depending on the outcome of this strategic evaluation, we may be able to increase our cash resources to use in financing our future operations. However, we cannot be certain that such a strategic alternative will be available to us.

      Cash utilized by operating activities was $14.8 million in fiscal 2001, due to net losses, as well as working capital required to fund our operations. Cash provided by investing activities was $3.6 million, primarily related to maturities of short-term investments, net of purchases of short-term investments and capital expenditures of $1.1 million. Cash used in financing activities was $856,000, primarily due to payments on our capital leases and purchases of treasury stock, net of payments received on our stockholder notes receivable and common stock issued under our Employee Stock Purchase Plan and stock option plans.

      As of December 30, 2001, we had an accumulated deficit of $124.1 million and have never been profitable. We reduced our work force in 2001 and may do so again in 2002 depending on the results of our evaluation of strategic alternatives for SAN InSite or by further aligning our resources to execute our strategies. We plan to grow our revenue base and to continue to control our expenses in order to achieve profitability. However we cannot be certain that we will ever realize sufficient revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

      We believe that our existing cash, cash equivalent and short-term investment balances will be sufficient to meet our cash requirements at least through the next twelve to eighteen months. However, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our future revenue, our strategic decisions concerning SAN InSite business, the timing and extent of spending to support product development efforts and sales, general and administrative activities, the timing of introductions of new products, and market acceptance of our products. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms or at all.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board, or FASB, issued FAS No. 141, “Business Combinations”, and FAS No. 142, “Goodwill and Other Intangible Assets.” FAS 141 supersedes Accounting Principles Bulletin No. 16, “Business Combinations” and FAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises” and FAS 142 supersedes Accounting Principles Bulletin No. 17,” Intangible Assets.” These statements require use of the purchase method of accounting for all business combinations initiated after July 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill and other intangible assets with indefinite lives will no longer be amortized but will be tested for impairment at least annually. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. We will adopt these pronouncements on a prospective basis in fiscal 2002, as required. We do not expect this accounting pronouncement to have a significant impact on our financial position or results of operations.

      In June 2001, the FASB issued FAS No. 143 “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”. The provisions of FAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and will become effective for us commencing with fiscal year 2003. We do not expect this accounting pronouncement to have a significant impact on our financial position or results of operations.

      In August 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The objectives of FAS 144 are to address issues relating to the implementation of FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and will become effective for us commencing with fiscal year 2002. We do not expect this accounting pronouncement to have a significant impact on our financial position or results of operations.

Factors That May Affect Results of Operations and Financial Condition

We have incurred significant losses since our inception, we expect future losses, and we may not become profitable.

      We have incurred significant losses since inception, most recently a net loss of $21.9 million for fiscal year 2001, and expect to incur losses in the future. As of December 30, 2001, we had an accumulated deficit of $124.1 million. We expect to incur significant product development, sales and marketing and administrative expenses, and we will need to generate significant revenue to achieve and maintain profitability. We cannot be certain that we ever will realize sufficient revenue to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

      Our revenue and results of operations have varied on a quarterly basis in the past and may vary significantly in the future due to a number of factors, many of which may cause our stock price to fluctuate. Some of the factors that could affect our operating results include:

•	the size, terms and fluctuations of customer orders, particularly orders from a limited number of OEMs;

•	changes in general economic conditions and specific economic conditions in the computer storage and networking industries, including changes in spending levels for information technology products;

•	the timing of customer orders, a large percentage of which are generated in the last month of each quarter;

•	our ability to attain and maintain sufficient reliability levels for our products;

•	our ability to develop and market new products;

•	the results of our evaluation of strategic alternatives for our SAN InSite software and related assets and resources;

•	the timing of the introduction or enhancement of products by us, our OEMs and our competitors;

•	decreases in the prices at which we can sell our products;

•	the mix of products sold and the mix of distribution channels through which our products are sold; and

•	the ability of our contract manufacturer to produce and distribute our products in a timely fashion.

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

      Our OEMs tend to order sporadically, and their purchases can vary significantly from quarter to quarter. Our OEMs generally forecast expected purchases in advance, but frequently do not order as expected and tend to place purchase orders only shortly before the scheduled delivery date. We plan our operating expenses based in part on revenue projections derived from our OEMs’ forecasts. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue. These typical ordering practices cause our backlog to fluctuate significantly. Moreover, our backlog is not necessarily indicative of actual sales for any succeeding period, as orders are subject to cancellation or delay by our OEMs with limited or no penalty.

The loss of one or more key customers could significantly reduce our revenue.

      Our success will depend on our continued ability to develop and manage relationships with significant OEMs, resellers and integrators, as well as on the sales efforts and success of these customers. Revenue from Sun Microsystems, Compaq Computer and Avid Technology, represented 33.7%, 18.5% and 14.4% of our total revenue, respectively, for the twelve months ended December 30, 2001. Although we are attempting to expand our base of OEMs and resellers, most of our future revenue may come from a small number of customers.

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

Our success is dependent upon acceptance of our Fibre Channel technology and the growth of the storage market.

      Our products are used exclusively in storage devices and SANs. Accordingly, widespread adoption of remote storage and SANs is critical to our future success. These markets are evolving rapidly, and it is difficult to predict their potential size or future growth rate. Our success in generating revenue in the markets will depend on, among other things, our ability to:

•	demonstrate the benefits of SANs and our SAN switch and hub products and embedded switch products to OEMs, resellers and end-users;

•	enhance our existing products and introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards;

•	develop, maintain and build relationships with leading OEMs and resellers; and

•	accurately predict the direction of industry standards and base our products on those industry standards.

Our failure to do any of these activities would adversely affect our ability to successfully compete in these markets.

Competing technologies may emerge and we may fail to adopt new technologies on a timely basis. Failure to utilize new technologies may decrease the demand for our products.

      Emerging technologies, such as Ethernet IP, SCSI (Small Computer System Interface) over IP and Infiniband are potential competing alternatives to Fibre Channel. If we are unable to identify new technologies in a timely manner and efficiently utilize such new technologies in our product development efforts, the demand for our current products may decrease significantly and rapidly, which would harm our business.

We expect that a growing percentage of our future revenue will be derived from our SAN interconnect switch products, our InSpeed technology-based products, and royalties from technology development agreements with customers, and our success will depend on widespread acceptance of these products and technologies and our ability to manage transition from older product inventories.

      Our future revenue growth will depend on the success of our new products and product launches by customers for which we have developed, or are developing, products under technology development agreements. In addition, as we introduce new or enhanced products, such as our Inspeed-based products, we will have to manage successfully the transition from older products in order to minimize disruption in our customers’ ordering patterns, avoid excessive levels of older product inventories and ensure that enough supplies of new products can be delivered to meet our customers’ demands. To the extent customers defer or cancel orders in expectation of new product releases, any delay in development or introduction of new products could cause our operating results to suffer.

Because a significant portion of our revenue is derived from sales of entry-level hubs, we are dependent on continued widespread market acceptance of these products.

      We currently derive a significant portion of our revenue from sales of our entry-level hubs. Although we anticipate our revenue from sales of entry-level hubs to decline as management of SAN products becomes more important in larger, more complex SAN implementations, we expect that revenue from our entry-level hubs will continue to account for a substantial portion of our total revenue for the foreseeable future. If the market does not continue to accept our entry-level hubs, or if our revenue from entry-level hubs decreases more rapidly than we anticipate, our total revenue may not grow or may decline significantly.

Competition in our markets may lead to reduced prices and sales of our products, increased losses and reduced market share.

      We may not be able to compete successfully in the SAN market. The markets for SAN interconnect products are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources than we have. We expect that more companies, including our customers, may enter the market for SAN interconnect products. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition.

      For SAN interconnect switch sales, we compete primarily with Brocade Communications, McDATA, Qlogic Corporation and Gadzoox Networks. For hub sales, we compete primarily with Emulex Corporation and Gadzoox Networks. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. Furthermore, our customers or larger companies in other related industries may develop or acquire technologies and apply their significant resources, including their distribution channels and brand recognition, to capture significant SAN market share.

      Our embedded switches are targeted at a new and evolving market for this technology. As yet, no Fibre Channel switch providers have introduced similar technology to our InSpeed range of products. As this market grows we may face competition from legacy switch providers, or OEMs may choose to develop competing technology themselves.

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

The sales cycle for our products are long and we may incur substantial non-recoverable expenses and devote significant resources to sales that do not occur when anticipated or at all.

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

      We rely on OEMs and resellers, and Vitesse Semiconductor in the case of our InSpeed-based ASICs, to distribute and sell our products. Our success depends substantially on our ability to initiate, manage and expand our relationships with OEMs, our ability to attract additional resellers and the sales efforts of these OEMs and resellers. Our failure to manage and expand our relationships with OEMs and resellers, or their failure to market our products effectively, could substantially reduce our revenue and seriously harm our business.

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

The loss of Suntron, the failure to forecast accurately demand for our products or to manage successfully our relationship with Suntron would negatively affect our business.

      We rely on Suntron Corporation, formally K*Tec Electronics Corporation, an outside contract-manufacturing firm, to manufacture, store and ship our products. We share Suntron’s manufacturing and assembly capacity with numerous companies whose needs may conflict with ours. If Suntron is unable or unwilling to complete production runs for us in the future, or experiences any significant delays in completing production runs or shipping our products, the manufacturing, assembly and sale of our products could be temporarily suspended. We have in the past experienced delivery problems based on capacity constraints for production, test and material supply. If our product volume requirements increase, we may find it necessary to augment our manufacturing and assembly capacity by engaging new subcontract manufacturers. We may not be successful in finding qualified manufacturers that meet our needs. An interruption in supply of our products, or additional costs incurred to qualify and shift production to an alternative manufacturing and assembly facility, would significantly harm our business, results of operations and financial condition.

      Suntron is not obligated to supply products for us, except as may be provided in a particular purchase order that Suntron has accepted. We place purchase orders with Suntron based on periodic forecasts. While most of the materials used in our products are standard products, some are proprietary and/ or sole-source and require extended lead times. Our business will be adversely affected if we are unable to accurately forecast demand for our products and manufacturing capacity or if materials are not available at Suntron to meet the demand. Lead times for materials and components vary significantly and depend on the specific supplier, contract terms and demand for a component at a given time. We also may experience shortages of components from time to time, which could delay the manufacture of our products.

      We plan to regularly introduce new products and product enhancements, which will require that we coordinate our efforts with Suntron to rapidly achieve volume production. If we do not effectively manage our relationship with Suntron, or if Suntron experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, our ability to ship products to our customers could be delayed and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If we are required to or if we choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

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

      We use rolling forecasts based on anticipated product orders to determine our component requirements. Lead times for materials and components that we order vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for particular components. As a result, our component requirement forecasts may not be accurate. If we overestimate our component requirements, we may have excess inventory, which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Either of these occurrences would negatively impact our business and operating results.

Undetected software or hardware defects could increase our costs and reduce our revenue.

      Fibre Channel products and management software frequently contain undetected software or hardware defects when first introduced or as new versions are released. Our products are complex and problems may be found from time to time in our existing, new or enhanced products. Our products incorporate components manufactured by third parties. We have in the past experienced difficulties with quality and reliability of components obtained from third parties, and we could experience similar problems in the future. In addition, our products are integrated with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

A component in a discontinued product line experienced an abnormally high failure rate, which adversely affected our sales and could in the future affect our operating results.

      We observed, and some customers confirmed, that in certain applications our GBIC and GLM transceivers manufactured prior to March 1998 that incorporated a third party CD laser experienced an abnormally high failure rate. As a result of this problem, we recorded a warranty reserve of $3.6 million in the fourth quarter of fiscal 1998. Although we have settled claims by customers that purchased the majority of these products, there is a risk that additional claims could occur and that the total amount reserved may be inadequate to cover all potential claims. Claims against us in excess of the amount of our reserves could have a material adverse effect on our business and financial condition. We discontinued the manufacturing and selling of our transceiver products during the second quarter of 2001.

If we fail to successfully develop and maintain the Vixel brand, our revenue may not grow and our stock price may fall.

      We believe that establishing and maintaining the Vixel brand is a critical aspect of our efforts to maintain and develop strategic OEM and reseller relationships, and that the importance of brand recognition will increase due to the growing number of vendors of SAN interconnect products. If we fail to promote our brand successfully, or if we incur excessive expenses in an attempt to promote and maintain the Vixel brand, our business, results of operations and financial condition may be materially adversely affected. In addition, if our OEMs, resellers and end users of our products do not perceive our products to be of high quality, or if we introduce new products or technologies that are not accepted by the market, the value of the Vixel brand will decline and our business will suffer.

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

      We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, sales and marketing, finance and operations personnel. The loss of services of any of our key personnel could have a negative impact on our business. Many of our employees have only recently joined us. If we are unable to integrate new employees in a timely and cost-effective manner, our operating results may suffer. We also need to increase the number of technical staff members with experience in high-speed networking applications and ASIC design as we further develop our product line. Competition for these highly skilled employees in our industry is intense. Our failure to attract and retain these key employees could have a material adverse effect on our business, results of operations and financial condition.

      In addition, employees may leave our company and subsequently compete against us. Moreover, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We may be subject to claims of this type in the future as we seek to hire qualified personnel and some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in or disputes related to hiring required personnel could hinder the development and introduction of and negatively impact our ability to sell our products.

We plan to increase our international sales, which will subject us to additional business risks.

      Our revenue from international sales represented 32.2% of our total revenue for the twelve months ended December 30, 2001. We plan to expand our international sales, especially in Europe and Asia. Our international sales growth will be limited if we are unable to establish relationships with international distributors, establish foreign operations, effectively manage international sales channels and develop relationships with service organizations. We cannot be certain that we will be able to establish, generate and build market demand for our products internationally. Our international operations will be subject to a number of risks, including:

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

      The market for Fibre Channel products is characterized by the need to support industry standards as they emerge, evolve and achieve acceptance. To remain competitive, we must continue to introduce new products and product enhancements that meet these industry standards. All components of a SAN must utilize the same standards in order to operate together. Our products comprise only a part of an entire SAN and we depend on the companies that provide other components, many of which are significantly larger than we are, to support industry standards as they evolve. We also depend on our competitors to support these same industry standards. The failure of these providers or our competitors to support these industry standards could negatively impact market acceptance of our products.

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

      The trading price of our common stock has been and is likely to continue to be volatile. The market price of our common stock may fluctuate significantly in response to several factors, including but not limited to the following, some of which are beyond our control:

•	actual or anticipated fluctuations in our operating results;

•	losses of our key OEMs or reduction in their purchases of our products;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of other technology companies;

•	announcements by us or by our competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel; and

•	future sales of capital stock.

      In addition, the stock market has recently experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

We may not be able to meet our future capital requirements, limiting our ability to grow.

      We believe that our existing cash, cash equivalents and short-term investment balances will be sufficient to meet our capital requirements at least through the next twelve to eighteen months. However, we may need, or could elect, to seek additional funding prior to that time. If we need to raise additional funds, we may not be able to do so on favorable terms, or at all. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated funding requirements.

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

      These purchases also may involve numerous risks, including:

•	problems assimilating the purchased operations, technologies or products;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	incorrect estimates made in the accounting for acquisitions;

•	risks associated with entering markets in which we have limited, if any, prior experience; and

•	potential loss of key employees of purchased organizations.

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

      Our investment portfolio, with a fair value of $20.9 million as of December 30, 2001, is invested in commercial paper, government securities and corporate indebtedness that could experience an adverse decline in fair value should an increase in interest rates occur. In addition, declines in interest rates could have an adverse impact on interest earnings for our investment portfolio. We do not currently hedge against this interest rate exposure.

      All of our revenue is realized in U.S. dollars and is from customers primarily headquartered in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange risk.

Item 8.     Financial Statements and Supplementary Data

      Our financial statements, together with related notes and the report of PricewaterhouseCoopers LLP, independent accountants, are listed in Items 14(a) and included herein beginning on page F-1.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item concerning our directors and nominees is incorporated by reference to our 2002 Proxy Statement under the caption “Election of Directors” and information concerning our executive officers is included in Part I, Item 1, under the caption “Executive Officers of the Registrant.”

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference to our 2002 Proxy Statement under the section titled “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is incorporated by reference to our 2002 Proxy Statement under the section titled “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to our 2002 Proxy Statement under the section titled “Certain Transactions.”

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

      (1) Index to Financial Statements and Report of Independent Accountants.

      The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

      (2) Financial Statement Schedules.

      The following financial statement schedule for the years ended January 2, 2000, December 31, 2000, and December 30, 2001, is filed as part of this Annual Report and should be read in conjunction with the consolidated financial statements.

Page

Report of Independent Accountants on Financial Statement Schedules	32
Schedule II — Valuation and Qualifying Accounts	32

      (3) Exhibits.

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)
3.3(1)	Bylaws of the Registrant (Exhibit 3.4)
4.1(1)	Specimen Stock Certificate
4.2(1)	Amended and Restated Investors’ Rights Agreement dated February 17, 1998
4.3(1)	First Amendment to Amended and Restated Investors’ Rights Agreement dated February 17, 1998
4.4(2)	Rights Agreement dated November 15, 2000, between the Registrant and Computer Share Trust Company, Inc. (Exhibit 4.1)
4.5(2)	Form of Rights Certificate (Exhibit 4.2)
10.1(1)	Form of Indemnity Agreement to be entered into by the Registrant and each of its directors and executive officers*
10.2(1)	Amended and Restated 1995 Stock Option Plan and forms of agreements thereunder
10.3(1)	Master Lease Agreement between Registrant and Transamerica Business Credit Corporation dated May 23, 1997 (Exhibit 10.4)
10.4(1)	Master Lease Agreement between Registrant and Comdisco, Inc. dated January 18, 1996, together with addendum dated January 18, 1996 (Exhibit 10.5)
10.5(1)	Turnkey Manufacturing Agreement with K*Tec Electronics, a division of Kent Electronics Company, dated May 5, 1997 (Exhibit 10.7)
10.6(1)	Employment Agreement between Registrant and Stuart B. Berman dated February 17, 1998 (Exhibit 10.9)*
10.7(1)	Employment Agreement between Registrant and James McCluney dated April 26, 1999 (Exhibit 10.12)*
10.8(1)	Restricted Stock Purchase Agreement between Registrant and Kurtis L. Adams dated May 20, 1999 (Exhibit 10.15)
10.9(1)	Full Recourse Promissory Note between Registrant and Stuart B. Berman dated April 16, 1999 (Exhibit 10.16)
10.10(1)	Form of Full Recourse Promissory Note between Registrant and its executive officers (Exhibit 10.17)
10.11(1)	Form of Full Recourse Promissory Note between Registrant and its directors (Exhibit 10.18)
10.12(1)	Lease Agreement between Registrant and Sun Life Assurance Company of Canada (U.S.) dated December 5, 1996, as amended January 22, 1997 (Exhibit 10.19)
10.13	Second Amendment to Lease Agreement between Registrant and Sun Life Assurance Company of Canada (U.S.) dated January 13, 1997
10.14(1)	Lease Agreement between Arcxel Technologies, Inc. and Aetna Life Insurance Company, dated November 1, 1997, assigned to Registrant August 24, 1998 (Exhibit 10.20)
10.15(1)	Vixel Corporation 1999 Employee Stock Purchase Plan and forms of agreements thereunder (Exhibit 10.22)*
10.16(1)	Vixel Corporation 1999 Equity Incentive Plan, as amended*
10.17(1)	Form of Stock Pledge Agreement between the Registrant and its directors (Exhibit 10.24)
10.18(3)	Vixel Corporation 2000 Non-officer Equity Incentive Plan and forms of agreements thereunder (Exhibit 99.1)*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Power of Attorney. Reference is made to the signature page

(1)	Incorporated by reference to designated exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-81347), declared effective on September 30, 1999.

(2)	Incorporated by reference to designated exhibits to Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.

(3)	Incorporated by reference to designated exhibits to Company’s Registration Statement on Form S-8 (File No. 333-39000)

*	Management compensatory plans and arrangements required to be filed as exhibits to this report.

(b) Reports on Form 8-K.

      We did not file any current report on Form 8-K during the quarter ended December 30, 2001.

(c)  See Exhibits listed under Item 14(a)(3).

(d) The financial statement schedules required by this item are listed under Item 14(a)(2).

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors

of Vixel Corporation

      Our audits of the financial statements referred to in our report dated January 31, 2002 appearing in this Report on Form 10-K also included an audit of the financial statement schedules listed in item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

January 31, 2002

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

      For the Years Ended January 2, 2000, December 31, 2000 and December 30, 2001 (in thousands):

	Balance at	Charged to		Balance at
	beginning	costs and		end of
Description	of period	expenses	(Deductions)	period

Allowance for doubtful accounts
Year ended January 2, 2000	231	171	(152)	250
Year ended December 31, 2000	250	701	(101)	850
Year ended December 30, 2001	850	108	(569)	389
Accrued warranty costs
Year ended January 2, 2000	4,390	3,252	(4,693)	2,949
Year ended December 31, 2000	2,949	1,975	(1,526)	3,398
Year ended December 30, 2001	3,398	604	(1,639)	2,363
Allowance for inventory obsolescence
Year ended January 2, 2000	483	139	(57)	565
Year ended December 31, 2000	565	1,066	(603)	1,028
Year ended December 30, 2001	1,028	4,413	(1,361)	4,080

      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the financial statements or notes thereto.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, King County, State of Washington, on this 1st day of April, 2002.

VIXEL CORPORATION

By:	/s/ JAMES M. MCCLUNEY

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES M. MCCLUNEY James M. McCluney	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	April 1, 2002

/s/ KURTIS L. ADAMS Kurtis L. Adams	Chief Financial Officer, Vice President of Finance, Secretary and Treasurer (Principal Financial and Accounting Officer)	April 1, 2002

/s/ ROBERT Q. CORDELL II Robert Q. Cordell II	Director	April 1, 2002

/s/ CHARLES A. HAGGERTY Charles A. Haggerty	Director	April 1, 2002

/s/ TIMOTHY M. SPICER Timothy M. Spicer	Director	April 1, 2002

/s/ WERNER F. WOLFEN Werner F. Wolfen	Director	April 1, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

and Stockholders of Vixel Corporation

      In our opinion, the accompanying balance sheet and the related statements of operations, of changes in mandatorily redeemable convertible preferred stock and stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Vixel Corporation at December 31, 2000 and December 30, 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

January 31, 2002

VIXEL CORPORATION

BALANCE SHEET

	December 31,	December 30,
	2000	2001

	(In thousands, except share
	amounts)
ASSETS
Current assets
Cash and cash equivalents	$17,066	$5,036
Short-term investments	25,636	20,942
Accounts receivable, net of allowance for doubtful accounts of $850 and $389, respectively	7,344	2,995
Inventories	1,415	2,951
Prepaid expenses and other current assets	2,129	1,271

Total current assets	53,590	33,195
Property and equipment, net	7,307	4,299
Goodwill and other intangibles, net	1,680	948
Other assets	354	323

Total assets	$62,931	$38,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long term debt and capital leases	$2,466	$1,340
Accounts payable	5,083	4,046
Accrued liabilities	6,627	4,022
Deferred revenue	300	1,147

Total current liabilities	14,476	10,555
Long-term debt and capital leases, net of current portion	1,510	184

Total liabilities	15,986	10,739

Commitments and contingencies
Stockholders’ equity
Common stock, $.0015 par value; 60,000,000 shares authorized; shares issued: 23,845,041 in 2000 and 24,272,229 in 2001; shares outstanding: 23,778,374 in 2000 and 23,983,663 in 2001	36	36
Additional paid-in capital	156,387	156,922
Stock-based compensation	(2,160)	(765)
Notes receivable from stockholders	(5,122)	(3,745)
Treasury stock, at cost; 66,666 shares in 2000 and 288,566 shares in 2001	(50)	(348)
Accumulated deficit	(102,146)	(124,074)

Total stockholders’ equity	46,945	28,026

Total liabilities and stockholders’ equity	$62,931	$38,765

The accompanying notes are an integral part of these financial statements.

VIXEL CORPORATION

STATEMENT OF OPERATIONS

	Fiscal Year Ended

	January 2,	December 31,	December 30,
	2000	2000	2001

	(In thousands, except share and
	per share amounts)
Revenue
SAN systems	$25,159	$29,610	$16,769
Components	13,668	3,599	5,034

Total revenue	38,827	33,209	21,803
Cost of revenue(1)	28,293	21,799	14,069

Gross profit	10,534	11,410	7,734

Operating expenses
Research and development(2)	12,788	15,570	14,657
Selling, general and administrative(3)	13,643	17,437	14,423
Amortization of goodwill and other intangibles	1,362	2,159	820
Amortization of stock-based compensation	4,286	2,825	1,353

Total operating expenses	32,079	37,991	31,253

Loss from operations	(21,545)	(26,581)	(23,519)
Interest expense	(2,039)	(632)	(309)
Interest income	1,267	3,587	1,833
Other income (loss), net	(30)	69	67

Net loss	$(22,347)	$(23,557)	$(21,928)

Net loss applicable to common stockholders	$(22,495)	$(23,557)	$(21,928)

Basic and diluted net loss per share	$(2.97)	$(1.04)	$(.93)

Weighted-average shares outstanding	7,572,389	22,710,367	23,503,687

(1)	Includes amortization of stock-based compensation of $82, $67 and $28 for the twelve months ended January 2, 2000, December 31, 2000 and December 30, 2001.

(2)	Excludes amortization of stock-based compensation of $421, $111 and $32 for the twelve months ended January 2, 2000, December 31, 2000 and December 30, 2001.

(3)	Excludes amortization of stock-based compensation of $3,865, $2,714 and $1,321 for the twelve months ended January 2, 2000, December 31, 2000 and December 30, 2001.

The accompanying notes are an integral part of these financial statements.

VIXEL CORPORATION

STATEMENT OF CHANGES IN MANDATORILY REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	Mandatorily
	Convertible						Notes
	Preferred Stock		Common Stock		Additional		Receivable	Treasury Stock			Total
					Paid-in	Stock-Based	from			Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	Shares	Amount	Deficit	Equity

	(In thousands, except share amounts)
Balance, January 3, 1999	14,465,777	$14	2,898,379	$5	$36,349	$—	$—	66,666	$(50)	$(56,242)	$(19,924)
Stock options exercised			477,576	1	748						749
Stock options granted to third parties					140						140
Preferred stock Series A warrants exercised	830,412	1			649						650
Common stock warrants issued					829						829
Common stock warrants exercised			48,269	—							—
Stock options exercised with notes			1,627,423	2	5,246		(5,246)				2
Stock-based compensation					9,753	(9,753)					—
Amortization of stock-based compensation						4,228					4,228
Accretion of mandatorily redeemable convertible preferred stock					(148)						(148)
Issuance of common stock for cash, net of issue costs			4,945,000	7	81,358						81,365
Conversion of preferred stock Series A	(5,721,651)	(6)	3,814,434	6	—						—
Conversion of preferred stock Series B	(5,243,806)	(5)	3,495,871	5	—						—
Conversion of preferred stock Series C	(571,429)	(1)	380,953	1	—						—
Conversion of preferred stock Series D	(2,000,000)	(2)	1,333,333	2	—						—
Conversion of preferred stock Series F	(1,759,303)	(1)	1,172,869	1	—						—
Conversion of mandatorily redeemable preferred stock			3,019,481	5	20,146						20,151
Net loss										(22,347)	(22,347)

Balance, January 2, 2000	—	—	23,213,588	35	155,070	(5,525)	(5,246)	66,666	(50)	(78,589)	65,695
Stock options exercised			411,104	1	680						681
ESPP shares issued			213,550	—	1,121						1,121
Common stock warrants exercised			6,799	—	10						10
Amortization of stock-based compensation						2,892					2,892
Other					(494)	473	124				103
Net loss										(23,557)	(23,557)

Balance, December 31, 2000	—	—	23,845,041	36	156,387	(2,160)	(5,122)	66,666	(50)	(102,146)	46,945
Stock options exercised			130,658	—	58						58
ESPP shares issued			296,531	—	484						484
Purchase of treasury stock								221,900	(298)		(298)
Amortization of stock-based compensation						1,381					1,381
Proceeds from stockholders notes receivable							1,377				1,377
Other					(7)	14	—				7
Net loss										(21,928)	(21,928)

Balance, December 30, 2001	—	$—	24,272,230	$36	$156,922	$(765)	$(3,745)	288,566	$(348)	$(124,074)	$28,026

The accompanying notes are an integral part of these financial statements.

VIXEL CORPORATION

STATEMENT OF CASH FLOWS

	Fiscal Year Ended

	January 2,	December 31,	December 30,
	2000	2000	2001

	(In thousands)
Cash flows from operating activities
Net loss	$(22,347)	$(23,557)	$(21,928)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,473	3,439	4,104
Amortization of goodwill and other intangibles	1,741	2,158	732
Amortization of debt discount	172	—	—
Stock-based compensation	4,369	2,892	1,388
Loss on disposal of property and equipment	42	—	4
Changes in
Accounts receivable, net	(563)	(2,000)	4,349
Inventories	(1,775)	1,906	(1,536)
Prepaid expenses and other assets	(748)	824	879
Accounts payable and accrued liabilities	(762)	624	(3,642)
Deferred revenue	—	300	847
Other long-term liabilities	—	(1,000)	—

Net cash used in operating activities	(17,398)	(14,414)	(14,803)

Cash flows from investing activities
Purchase of short-term investments	(44,650)	(31,454)	(35,033)
Maturities of short-term investments	2,490	50,468	39,727
Purchase of property and equipment	(582)	(3,131)	(1,065)

Net cash provided by (used in) investing activities	(42,742)	15,883	3,629

Cash flows from financing activities
Repayment of stockholders notes receivable	712	—	1,377
Principal payments on long-term debt and capital leases	(10,489)	(3,039)	(2,478)
Amortization of debt issuance costs	16	16	1
Proceeds from exercise of stock options and warrants	751	690	58
Proceeds from common stock granted issued Employee Stock Purchase Plan	—	1,121	484
Purchase of treasury stock	—	—	(298)
Proceeds from issuance of preferred stock, net	650	—	—
Proceeds from issuance of common stock, net	81,365	—	—
Other financing activities	—	103	—

Net cash provided by (used in) financing activities	73,005	(1,109)	(856)

Net increase (decrease) in cash and cash equivalents	12,865	360	(12,030)
Cash and cash equivalents, beginning of period	3,841	16,706	17,066

Cash and cash equivalents, end of period	$16,706	$17,066	$5,036

Supplemental disclosure of cash flow information
Cash paid for interest	$2,039	$582	$275

Supplemental disclosure of non-cash investing and financing activities
Equipment purchased under capital leases	$1,470	$700	$35

Issuance of detachable stock warrants	$838	$—	$—

Issuance of common stock for notes receivable	$5,246	$—	$—

Accretion of mandatorily redeemable preferred stock	$148	$—	$—

Issuance of stock options granted to non-employee	$—	$—	$7

Use of prepaid expenses to acquire property and equipment	$—	$—	$10

The accompanying notes are an integral part of these financial statements.

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.     Organization and summary of significant accounting policies

Organization

      Vixel Corporation is a provider of comprehensive Fibre Channel products and technologies for use in data storage solutions and storage area networking applications. Our products include multivendor certified solutions, fabric switches, arbitrated loop hubs, embedded storage switch products and SAN management software. Our products and technologies are used by major system suppliers and are available worldwide through our network of value-added resellers, integrators and OEMs.

Fiscal Year

      We have a 52 or 53-week fiscal year ending on the Sunday closest to December 31. The fiscal years ended January 2, 2000, December 31, 2000 and December 30, 2001 were each 52 weeks.

Revenue Recognition

      Revenue is generally recognized at the time of product shipment, unless there are future obligations for installation, or product demonstration units are shipped. Revenue from products shipped with future installation obligations is recognized when we meet the future obligation. Revenue is not recognized on demonstration units unless the customer ultimately purchases the unit, and the related revenue is recognized at that time. A portion of products sold to distributors is subject to stock rotation rights, and this portion of revenue is deferred until the stock rotation period has passed. An allowance is provided for estimated future warranty costs and sales returns. In addition to a product warranty, we offer post-sale telephone customer support and consulting and installation services. Consulting and most installation services are billed to customers separately, and revenue for these services is recognized when the service is provided. Telephone support is included in the sales price of our products and is not sold separately. The cost of providing this telephone support is not material.

      We receive royalty revenue under license agreements with a number of third parties that sell products based on technology developed by us. The license agreements provide for the payment of royalties to us based on sales of the licensed product. We record royalty revenue based on sales reported to us by the licensee, which occurred during the relevant period. There are no future performance obligations on our license agreements.

Concentration of Manufacturing and Credit Risk and Sales to Major Customers

      Financial instruments that potentially subject us to concentrations of credit risk are primarily accounts receivable, cash equivalents and investments. We perform ongoing credit evaluations of our commercial customers’ financial condition and require no collateral from these customers. We maintain an allowance for doubtful accounts receivable based upon our historical experience and the expected collectibility of all accounts receivable. Credit losses to date have been within our estimates. We have a cash and short-term investment policy that generally restricts investments to ensure preservation of principal and maintenance of liquidity.

      We sell our products primarily to a limited number of original equipment manufacturers. Sun Microsystems, Compaq Computer and Avid Technologies represented 34%, 19% and 14% of revenue, respectively, for fiscal 2001. Compaq Computer and Sun Microsystems represented 26% and 21% of revenue, respectively, for fiscal 2000. In fiscal 1999, Compaq Computer and Sun Microsystems represented 30% and 25% of revenue, respectively.

      We rely on a single third party manufacturer for the production of the majority of products. Additionally, we have licensed the manufacturing and selling of our Fibre Channel switch ASIC to a third party

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

manufacturer. The inability of our third party manufacturers to fulfill supply and production requirements could negatively impact future results. However, we believe that alternative manufacturing sources could be obtained and qualified to supply our products.

Fair Value of Financial Instruments

      Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and capital leases. Except for capital leases, the carrying amounts of financial instruments approximate fair value due to their short maturities. The fair value of capital leases at December 31, 2000 and December 30, 2001 is not materially different from the carrying amount, based on interest rates available to us for similar types of arrangements.

Derivative Financial Instruments

      We follow the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This established accounting and reporting standard for derivative instruments and for hedging activities requires among other things, that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those derivatives at fair value. To date we have not engaged in any derivative or hedging activities.

Cash and Cash Equivalents

      Highly liquid investments purchased with original or remaining maturities of three months or less at the date of purchase are considered to be cash equivalents.

Short-Term Investments

      Short-term investments consist of highly rated commercial paper and corporate bonds that have maturities at time of purchase between three and six months. These investments are classified as available-for-sale and are recorded at market value, which approximates cost. The specific identification method is used to determine the cost basis of securities sold. For the years ended January 2, 2000, December 31, 2000 and December 30, 2001, no gains or losses were realized on the sale of short-term investments. The unrealized gains or losses at December 31, 2000 and December 30, 2001 did not have a material impact on our financial position.

Inventories

      Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out cost flow assumption.

Property and Equipment

      Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

Test equipment	1-3 years
Furniture and office and computer equipment	3-5 years
Software	3 years
Leasehold improvements	2-5 years

      Leasehold improvements are amortized over the shorter of their useful lives or the remaining term of the related lease. Maintenance and repairs, which do not materially add to the value of the asset nor prolong its life, are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in other income (loss), net.

Leases

      We lease various items of equipment and property through both operating and capital lease agreements. Under capital leasing agreements, the present value of the future minimum lease payments payable over the lease term, or the fair value of the leased property at the inception of the lease, is recorded as a fixed asset. The corresponding leasing commitments are shown as amounts payable to the lessor. Depreciation of leased assets is charged to the statement of operations over the shorter of the lease term or the useful lives of equivalent owned assets.

      Other leases are treated as operating leases. Rent amounts are charged to the statement of operations on a straight-line basis over the term of the operating lease.

Segment Information

      We follow the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” which requires “management approach.” The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. We have determined that we do not have any separately reportable business or geographic segments.

Goodwill and Other Intangibles

      Goodwill and other intangibles represent costs in excess of net assets of businesses acquired, acquired technology and other intangible assets. Goodwill and other intangibles are being amortized over periods ranging from three to five years, using the straight-line method and is recorded as amortization of goodwill and other intangibles in the statement of operations.

Impairment of Long-Lived Assets

      We continually review the carrying value of long-lived assets, including, but not limited to, property and equipment and goodwill and other intangibles to determine whether impairment has occurred. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized for the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. There were no impairment losses recorded in fiscal 1999, 2000 or 2001.

Income Taxes

      We account for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recorded.

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Warranty

      We offer product warranties of one to five years. Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. These estimates are based on historical warranty experience and other relevant information of which we are aware. During the years ended January 2, 2000, December 31, 2000 and December 30, 2001, warranty expense was $3,252,000, $1,975,000 and $603,000, respectively.

Software Development Costs

      In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” we have capitalized eligible computer software development costs upon the establishment of technological feasibility, which is defined as completion of designing, coding, and testing activities. For the years ended January 2, 2000 and December 31, 2000, the amount of costs eligible for capitalization, after consideration of factors such as realizable value, were not material and, accordingly, all software development costs were charged to research and development expense. During the year ended December 30, 2001, we capitalized $106,000 in eligible software development costs. These costs are being amortized in proportion to expected revenues or over 3 years whichever results in the greater charge. Amortization expense was $18,000 during the year-ended December 30, 2001.

Research and Development

      Research and development costs are expensed as incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs”.

Advertising

      We expense advertising costs as incurred. During the years ended January 2, 2000, December 31, 2000 and December 30, 2001, advertising expenses were approximately $7,000, $224,000 and $126,000, respectively.

Net Loss per Share

      Basic net loss per share represents the net loss available to common stockholders divided by the weighted-average number of common shares outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net loss per share represents the net loss available to common stockholders divided by the weighted-average number of common shares outstanding including the potentially dilutive impact of common stock options and warrants, convertible preferred stock and shares of restricted stock subject to repurchase. Common stock options and warrants are converted using the treasury stock method. Convertible preferred stock is converted using the as if-converted method. Basic and diluted net losses per share are equal for the periods presented because the impact of common stock equivalents is anti-dilutive. Potentially dilutive securities totaling 4,947,658, 4,508,577 and 5,482,464 shares for the years ended January 2, 2000, December 31, 2000 and December 30, 2001, respectively, were excluded from diluted net loss per share due to their anti-dilutive effect.

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated (in thousands, except share amounts):

	Fiscal Year Ended

	January 2,	December 31,	December 30,
	2000	2000	2001

Numerator:
Net loss	$(22,347)	$(23,557)	$(21,928)
Accretion of mandatorily redeemable convertible preferred stock	(148)	—	—

Net loss applicable to common stockholders	$(22,495)	$(23,557)	$(21,928)

Denominator:
Weighted-average shares outstanding	7,572,389	22,710,367	23,503,687

Stock Options

      Our accounting for stock option plans is subject to the provisions of FAS No. 123, Accounting for Stock-Based Compensation. Under the provisions of this statement, employee stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, or the fair value method described in FAS 123. Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net income. We have elected to continue accounting for our employee and director stock-based awards under the provisions of APB 25. We have implemented FAS 123 for stock-based awards to other than employees and directors.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Amounts in the financial statements, which are particularly susceptible to changes in estimates in the near term, include the recoverability of goodwill and other intangibles and the adequacy of the allowances for doubtful accounts receivable, sales returns, inventory obsolescence and product warranty costs.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board, or FASB, issued FAS No. 141, “Business Combinations”, and FAS No. 142, “Goodwill and Other Intangible Assets”. FAS 141 supersedes Accounting Principles Bulletin No. 16, “Business Combinations” and FAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises” and FAS 142 supersedes APB No. 17,“Intangible Assets.” These statements require use of the purchase method of accounting for all business combinations initiated after July 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment at least annually. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The entire provisions of FAS 141 and FAS 142 become effective for us commencing with fiscal year 2002. We do not expect this accounting pronouncement to have a significant impact on our financial position or results of operations.

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In June 2001, the FASB issued FAS No. 143 “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”. The provisions of FAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and will become effective for us commencing with our 2003 fiscal year. We do not expect this accounting pronouncement to have a significant impact on our financial position or results of operations.

      In August 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. FAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of FAS 144 are to address issues relating to the implementation of FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and will become effective for us commencing with fiscal year 2002. We do not expect this accounting pronouncement to have a significant impact on our financial position or results of operations.

Reclassification

      Certain items in the January 2, 2000 and December 31, 2000 financial statements have been reclassified to conform to the December 30, 2001 presentation. These reclassifications have no impact on stockholders’ equity, net loss or cash flows as previously reported.

Liquidity

      We have incurred significant losses since inception and expect to continue incurring losses in the near future. As of December 30, 2001, we had an accumulated deficit of $124.1 million. We expect to incur significant product development, sales, marketing and administrative expenses annually, and will need to generate significant revenue to achieve and maintain profitability. We cannot be certain that we ever will realize sufficient revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

      We believe that our existing cash, cash equivalents and short-term investment balances will be sufficient to meet our capital requirements at least through the next twelve months. However, we may need, or could elect, to seek additional funding prior to that time. There can be no assurance that additional capital will be available to us on favorable terms, or at all.

2.     Inventories

      Inventories consist of the following (in thousands):

	December 31,	December 30,
	2000	2001

Raw materials	$1,177	$4,781
Finished goods	1,200	2,232
Less: Writedown to expected realizable value	(962)	(4,062)

	$1,415	$2,951

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.     Property and Equipment

      Property and equipment consists of the following (in thousands):

	December 31,	December 30,
	2000	2001

Test equipment	$7,606	$6,451
Furniture and office and computer equipment	4,982	4,847
Software	2,984	3,139
Leasehold improvements	260	258

	15,832	14,695
Less: accumulated depreciation and amortization	(8,525)	(10,396)

	$7,307	$4,299

      The cost of assets underlying capital leases included above are $9,751,000 and $5,647,000 at December 31, 2000 and December 30, 2001, respectively, and accumulated depreciation and amortization thereon aggregates $5,883,000 and $4,033,000 at December 31, 2000 and December 30, 2001, respectively.

4.     Goodwill and Other Intangibles

      Goodwill and other intangibles consist of the following (in thousands):

	December 31,	December 30,
	2000	2001

Goodwill	$4,120	$4,120
Core technology	2,183	2,183
Convenants not to compete	166	166
Workforce	381	381
Software development costs	—	106

	6,850	6,956
Less: accumulated amortization	(2,914)	(3,752)
impairment writedown	(2,256)	(2,256)

	$1,680	$948

5.     Accrued Liabilities

      Accrued liabilities consist of the following (in thousands):

	December 31,	December 30,
	2000	2001

Accrued warranty costs	$3,398	$2,135
Accrued payroll and related benefits	1,126	970
Accrued business taxes	519	367
Accrued professional fees	85	85
Accrued license fee	1,000	—
Other	499	465

	$6,627	$4,022

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

6.     Line of Credit, Capital Leases and Long-Term Debt

      In October 1998, we renewed a $5,000,000 line of credit facility with a bank, which matured on September 30, 1999 and bore interest at LIBOR (5.108% at January 3, 1999) plus 4.75%. The outstanding principal balance could not exceed 80% of the Company’s eligible accounts receivable. On June 22, 1999, we increased a line of credit facility to $7,500,000 and extended its maturity to September 30, 2000. Subsequently, in October 1999, the line of credit was cancelled.

      In October 1988, we entered into a $7,500,000 note payable to the same bank due September 30, 1999. The note bore interest at LIBOR (5.108% at January 3, 1999) plus 4.75% and was collateralized by our inventory, equipment, receivables, intangibles and deposit accounts. On June 22, 1999 we extended the note payable to September 30, 2000. In November 1999, the note payable was paid in full.

      Additionally, in October 1999, we repaid in full an outstanding note payable, including accrued interest, to Western Digital Corporation.

      Long-term debt and capital leases consist of the following (in thousands):

	December 31,	December 30,
	2000	2001

Note payable, interest rate of 6.15%, due in equal monthly installments through February 2001	$55	$—
Capital lease obligations, net of unamortized discount of $16 at December 31, 2000 and $1 at December 30, 2001	3,921	1,524

	3,976	1,524
Less: Current portion	(2,466)	(1,340)

	$1,510	$184

      Maturities of capital leases at December 30, 2001 are as follows (in thousands):

Capital
Fiscal Year	Leases

2002	$1,408
2003	150
2004	10
2005	9
2006	2

Total minimum payments	1,579
Less: portion representing interest	(55)

Present value of capital lease obligations	1,524
Less: Current portion	(1,340)

Capital leases, net of current portion	$184

7.     Commitments and Contingencies

Operating Leases

      The Company has commitments under long-term operating leases, principally for building space and office equipment. These leases require payment of property taxes and include escalation clauses and an option

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

to extend the lease term of five years. The related rent expense has been recognized in the statement of operations on a straight-line basis.

      Future minimum lease payments under all non-cancelable operating lease obligations at December 30, 2001 are as follows (in thousands):

Future Minimum
Fiscal Year	Lease Payments

2002	$806
2003	541
2004	548
2005	46

$1,941

      Total rent expense was approximately $1,191,000, $1,150,000 and $1,077,000 during the years ended January 2, 2000, December 31, 2000 and December 30, 2001, respectively.

Legal Proceedings

      On November 15, 2001, a securities class action was filed in the United States District Court in the Southern District of New York against two of our officers and directors and certain underwriters who participated in our initial public offering in late 1999. The complaint alleges violations under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and seeks unspecified damages on behalf of persons who purchased our stock during the period October 1, 1999 through December 6, 2000. We intend to defend ourselves vigorously in this matter. Accordingly, we have not recognized any liability related to this claim.

8.     Related Party Transactions

      In April and May of 1999, we entered into separate note receivable arrangements with certain officers and directors in connection with the exercise of stock options. These notes totaling, $5,246,000, bear interest at 5.75% per annum and are due upon the earlier of four years from issuance or six months after the termination of employment or service. The notes are collateralized by the shares of stock acquired upon exercise of the stock options. As of December 30, 2001 the outstanding balance of the notes was $3,745,000. During the years ended January 2, 2000, December 31, 2000 and December 30, 2001, we recognized interest income of $206,000, $310,000 and $305,000, respectively.

9.     Mandatorily Redeemable Convertible Preferred Stock

      Our Series E convertible preferred stock included a provision whereby, beginning in October 2001, holders of a majority of such stock had the right to require us to repurchase the shares at a redemption price of $4.50 per share plus any declared and unpaid dividends. This stock automatically converted to 3,019,481 shares of common stock upon closing of our initial public offering on October 6, 1999. Prior to conversion, the redemption value of the mandatorily redeemable stock was being accreted over the period from issuance to the applicable earliest redemption date using the effective interest method.

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.     Stockholders’ Equity

Stock Split

      On August 12, 1999, our Board of Directors declared a two-for-three reverse stock split of our common stock which was effective on August 27, 1999. All common share and per share amounts have been restated to reflect this stock split.

Initial Public Offering

      The Securities and Exchange Commission declared our Registration Statement on Form S-1 for our initial public offering of 4,300,000 shares of common stock effective on September 30, 1999. This transaction with the underwriters closed on October 6, 1999 and we realized net proceeds of $71,982,000. Subsequently, on October 12, 1999, the underwriters exercised their over-allotment option for 645,000 shares of common stock and we realized net proceeds of $10,797,000.

Shareholder Rights Plan

      In November 2000, we adopted a Shareholder Rights Plan that provides for Preferred Stock Purchase Rights (“Rights”) that attach to, and transfer with, each outstanding share of common stock. When the Rights become exercisable, each Right entitles the holder to purchase from us one unit consisting of  1/100 of a share of Series A Junior Participating Preferred Stock for $70 per unit, subject to adjustment. The Rights become exercisable if a person or group (“Acquiring Person”) has acquired, or obtained the right to acquire, 15% or more of the outstanding shares of common stock. Upon exercise and payment of the purchase price for the Rights, the Rights holder (other than an Acquiring Person) will have the right to receive our common stock (or, in certain circumstances, cash, property or other securities of the Company) equal to two times the exercise price of the Right. We are entitled to redeem the Rights at any time prior to the expiration of the Rights in December 2010. We are entitled to redeem the Rights in whole, but not in part, at a price of $0.01 per Right, subject to adjustment.

Convertible Preferred Stock

      All convertible preferred stock outstanding automatically converted to 10,197,460 shares of common stock upon closing of our initial public offering on October 6, 1999. As of January 2, 2000, December 31, 2000 and December 30, 2001, we have authorized 5,000,000 shares of preferred stock and have no preferred stock outstanding.

11.     Stock Option and Stock Purchase Plans

      In February 1995, we adopted the 1995 Stock Option Plan (the “1995 Plan”) which provides for the grant of incentive and nonqualified stock options to directors, employees and consultants to purchase our common stock. Shares originally reserved under the plan totaled 5,133,332 and were increased to 6,133,334 in April 1999. As of December 30, 2001, there are no further options available for grant under the 1995 Plan.

      In August 1999, the stockholders approved the 1999 Equity Incentive Plan (the “1999 Plan”) which provides for the grant of incentive and nonqualified stock options to directors, employees and consultants of the Company. Under the 1999 Plan, 1,700,000 shares of common stock were initially reserved for issuance, with annual increases each January 1, beginning with January 1, 2001, equal to the lesser of (i) 4% of the total number of shares of common stock outstanding at the time or (ii) 1,700,000 shares of common stock.

      In May 2000, the Board of Directors adopted the 2000 Non-officer Equity Incentive Plan (the “2000 Plan”) which provides for the grant of nonqualified stock options to employees and consultants of the Company. Under the 2000 Plan, 1,900,000 shares of common stock are reserved for issuance.

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Under the 1995 Plan and 1999 Plan, incentive stock options are granted at an exercise price not less than the fair market value of the common stock on the date of grant. Under the three plans, incentive stock options and nonqualified stock options for employees generally vest over four years. Such options expire ten years after the date of grant. Nonqualified stock options for nonemployees generally vest immediately and expire two to five years after the date of grant.

      As of December 30, 2001, 243,333 and 604,669 options were available for grant under the 1999 Plan and the 2000 Plan, respectively, net of grants, exercises and cancellations.

      In August 1999, the stockholders approved an Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, 300,000 shares of common stock were initially reserved for issuance to eligible employees at a price equal to 85% of the fair market value of the common stock on the offering or purchase date as defined in the ESPP. Beginning with January 1, 2001, and continuing annually through and including January 1, 2009, the number of reserved shares will be increased by the lesser of (i) one percent of the total number of shares of common stock outstanding at the time or (ii) 300,000 shares. As of December 30, 2001, 28,369 shares were reserved for future issuance under the ESPP.

      The following table summarizes stock option activity for the three fiscal years in the period ended December 30, 2001:

		Weighted-	Weighted-
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Outstanding at January 3, 1999	2,864,055	$2.27
Granted
Exercise price equal to the fair value of the stock at the date of grant	16,700	$34.50	$1.95
Exercise price less than the fair value of the stock at the date of grant	2,304,158	$5.04	$3.41
Exercise price greater than the fair value of the stock at the date of grant	606,242	$10.99	$0.67
Exercised	(2,104,999)	$2.85
Canceled	(758,449)	$2.87

Outstanding at January 2, 2000	2,927,707	$5.84
Granted	2,484,102	$12.46	$9.56
Exercised	(411,104)	$1.68
Canceled	(1,562,338)	$9.49

Outstanding at December 31, 2000	3,438,367	$9.47
Granted	2,830,800	$2.51	$1.41
Exercised	(130,658)	$0.45
Canceled	(817,893)	$10.43

Outstanding at December 30, 2001	5,320,616	$5.84

Options exercisable at:
January 2, 2000	682,338	$2.05
December 31, 2000	780,830	$3.99
December 30, 2001	1,634,980	$7.12

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Options granted in the years ended December 31, 2000 and December 30, 2001 were granted with exercise prices equal to the fair market value of the stock.

      The following summarizes information about stock options outstanding and exercisable at December 30, 2001:

		Options Outstanding

		Weighted-Average		Options Exercisable

		Remaining			Weighted-
	Number of	Contractual	Exercise	Number of	Average
Range of Exercise Prices	Shares	Life (in Years)	Price	Shares	Exercise Price

$ 0.10 - $ 0.98	468,939	7.77	$0.74	202,121	$0.68
$ 1.13 - $ 1.50	617,250	9.72	$1.47	115,000	$1.46
$ 1.53 - $ 2.31	538,000	9.72	$1.80	76,250	$1.56
$ 2.50 - $ 3.29	741,738	8.31	$3.13	208,307	$3.06
$ 3.38 - $ 3.65	73,149	9.06	$3.63	65,647	$3.63
$ 3.97 - $ 3.97	750,000	9.07	$3.97	60,000	$3.97
$ 4.19 - $ 6.00	573,199	8.22	$4.94	268,167	$5.18
$ 6.64 - $ 9.00	589,719	8.41	$7.56	237,795	$7.86
$ 9.06 - $20.19	639,409	7.99	$13.25	255,848	$13.50
$20.38 - $36.81	329,212	8.21	$22.80	145,845	$22.87

$ 0.10 - $36.81	5,320,616	8.64	$5.84	1,634,980	$7.12

      We apply the accounting provisions prescribed in APB 25 and related interpretations. In certain instances, we have issued stock options with an exercise price less than the fair value of our common stock at the date of grant. Accordingly, total compensation costs related to these stock options of approximately $9,753,000 was deferred during fiscal 1999. The stock-based compensation costs are being amortized over the vesting period of the options, generally four years. Amortization of stock-based compensation costs of $2,892,000 and $1,381,000 was recorded in the fiscal years ended December 31, 2000 and December 30, 2001, respectively. Additionally, during the fiscal years ended January 2, 2000 and December 30, 2001, we recorded $140,000 and $7,000, respectively, of compensation expense related to the issuance of stock options for services provided by consultants. The value of these stock options was determined based on their fair value using the Black-Scholes valuation model. In the year ended December 31, 2000, there were no stock options issued for services provided by consultants.

      Had we determined compensation expense based on the fair value of the option at the grant date for all stock options issued to employees, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	January 2,	December 31,	December 30,
	1999	2000	2001

Net loss
As reported	$(22,347)	$(23,557)	$(21,928)
Pro forma	$(23,523)	$(27,780)	$(26,644)
Basic and diluted net loss per share
As reported	$(2.97)	$(1.04)	$(.93)
Pro forma	$(3.11)	$(1.22)	$(1.13)

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The pro forma information has been determined as if we had accounted for our stock options issued to employees under the minimum value method for all periods prior to the Company becoming a public entity and fair value method for all periods subsequent to the Company becoming a public entity. The fair value of each option is estimated at the date of grant using the following weighted-average assumptions:

	January 4,	October 1,
	1999 to	1999 to
	September 30,	January 2,	December 31,	December 30,
	1999	2000	2000	2001

Expected term	5 years	4 years	4 years	5 years
Risk-free interest rate	4.66% - 5.62%	5.42% - 5.93%	6.11%	4.56%
Dividend yield	0%	0%	0%	0%
Volatility	0%	80%	85%	85%

12.     Stock Warrants

      All stock warrants have been valued using the Black-Scholes valuation model.

      In conjunction with the Series B preferred stock offering, we issued warrants to purchase 654,333 shares of Series A preferred stock. The warrants had an exercise price of $1.25 per share. In conjunction with the Series E preferred stock offering in October 1996, we also issued warrants to purchase 69,261 shares of Series E preferred stock. The warrants had an exercise price of $5.63 per share and expired unexercised on October 16, 2001. The Company also had outstanding a warrant to purchase 240,000 shares of Series A preferred stock at an exercise price of $1.25 per share, which was exercised on October 5, 1999.

      During May 1997, we issued warrants to purchase 25,000 shares of Series E preferred stock with an exercise price of $5.62 per share. These warrants were issued in conjunction with obtaining a capital lease line. The warrants were recorded at their fair value of $89,000, which was recorded as a debt issue cost and was amortized over the term of the lease line. On October 6, 2000, such warrants expired unexercised.

      During December 1998, we issued warrants to purchase shares of Series E preferred stock with an exercise price of $8.25. These warrants were exercisable at any time after issuance for a period of five years and were issued in conjunction with obtaining a capital lease line. The warrants were recorded at their fair value of $49,000, which was recorded as a debt issue cost and was amortized over 36 months. Warrants to purchase additional shares of Series E preferred stock were also issued in November 1998, in conjunction with obtaining a term loan. These warrants have an exercise price of $10.00 per share and are exercisable through November 25, 2003. The warrants have been recorded at their fair value of $230,000 as an original issue discount, which was amortized over the life of the term loan, which was repaid during fiscal 1999.

      During March 1999, we issued warrants to purchase shares of Series E preferred stock with an exercise price of $10.00 per share. The warrants are exercisable at any time after issuance for a period of five years. These warrants were issued in conjunction with extending a loan. The $9,000 fair value of the warrants was recorded as an original issue discount, which was amortized over the remaining life of the loan, which was repaid during fiscal 1999.

      On October 5, 1999, in conjunction with our initial public offering, 519,490 warrants to purchase Series A preferred stock were exercised for proceeds of $650,000. The remaining 374,843 Series A preferred stock warrants were exercised, through a cashless exercise, to purchase 310,922 shares of Series A preferred stock. Immediately thereafter, all shares of Series A preferred stock issued upon the exercise of warrants were converted into 553,605 shares of common stock.

      Upon the closing of our initial public offering on October 6, 1999 all remaining outstanding warrants to purchase preferred stock were converted into 211,612 warrants to purchase common stock.

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      During September 1999, we issued warrants to purchase 150,000 shares of common stock with an exercise price of $11.00 per share. The warrants are exercisable through September 30, 2002. These warrants were issued to a customer. The $829,000 fair value of the warrants was recorded as a charge against the warranty accrual.

      During November 1999, warrants to purchase 57,143 shares of common stock were exercised through a cashless exercise to purchase 48,269 shares of common stock. During March 2000, warrants to purchase 14,444 shares of common stock were exercised through a cashless exercise to purchase 6,799 shares of common stock.

      There were 361,612 warrants outstanding at January 2, 2000. During fiscal 2000, 24,312 warrants were canceled and 6,799 warrants were exercised. There was no warrant activity during fiscal 2001. At December 31, 2000 and December 30, 2001, 330,501 warrants were outstanding, as summarized below:

Number of Shares	Exercise Price	Expiration Date

56,667	$5.25	October 6, 2004
46,174	$8.45	October 16, 2001
150,000	$11.00	September 30, 2002
77,660	$15.00	November 25, 2003 to March 31, 2004

330,501

13.     Income Taxes

      At December 30, 2001 we had net operating loss carryforwards of approximately $85,400,000, which may be used to offset future taxable income. These carryforwards expire beginning in 2010 through 2021. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. We believe that, pursuant to Section 382 of the Internal Revenue Code, there was a change in ownership of the Company in 1995 and that a substantial portion of the net operating loss carryforwards generated in or prior to 1995 (approximately $2,700,000) is significantly limited and potentially unusable. Future changes in the Company’s ownership may further limit the use of such carryforward benefits. Credits of approximately $3,572,000 related to research and development will expire through 2021.

      A reconciliation of taxes on results of operations at the federal statutory rate to the actual tax benefit is as follows (in thousands):

	Fiscal Year Ended

	January 2,	December 31,	December 30,
	1999	2000	2001

Tax at statutory rate	$(7,598)	$(8,009)	$(7,455)
Nondeductible items	243	249	120
Effect of state taxes	(1,119)	(707)	(662)
Change in tax credits	(918)	341	(973)
Change in valuation allowance	9,646	6,566	9,373
Other	(254)	1,560	(403)

	$—	$—	$—

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Net deferred tax assets consist of the following (in thousands):

	December 31,	December 30,
	2000	2001

Net operating loss carryforwards	$24,418	$31,585
Goodwill and intangibles	2,720	2,539
Credit carryforwards	2,599	3,572
Accrued warranty costs	1,257	790
Amortization of stock-based compensation	2,635	3,146
Other accruals	870	1,391
Other	893	1,742

Gross deferred tax assets	35,392	44,765
Less: valuation allowance	(35,392)	(44,765)

Net deferred tax asset	$—	$—

      We have recorded a valuation allowance equal to the net deferred tax asset balance because our accumulated deficit, history of recurring net losses and possible limitations on the use of carryforwards give rise to uncertainty as to whether the deferred tax assets are realizable.

14.     Retirement Savings Plan

      We sponsor a retirement savings plan that qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. The plan provides that we may make contributions as determined by the Board of Directors. We contributed $447,000 to the plan in the fiscal year ended January 2, 2000. We did not contribute to the plan in the fiscal years ended December 31, 2000 and December 30, 2001.

15.     Selected Quarterly Financial Data (Unaudited)

      The following summarizes selected financial information for each of the two years in the period ended December 30, 2001 (in thousands, except per share amounts, data may not add due to rounding):

	Q1	Q2	Q3	Q4

2001
Total revenue	$6,054	$6,491	$4,607	$4,651
Gross profit	2,215	2,494	1,168	1,857
Net loss	(6,790)	(5,144)	(5,598)	(4,396)
Basic and diluted net loss per share	$(0.29)	$(0.22)	$(0.24)	$(0.19)
2000
Total revenue	$7,777	$7,781	$8,502	$9,149
Gross profit	2,196	2,481	3,061	3,672
Net loss	(6,267)	(6,325)	(5,844)	(5,121)
Basic and diluted net loss per share	$(0.28)	$(0.28)	$(0.25)	$(0.22)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)
3.3(1)	Bylaws of the Registrant (Exhibit 3.4)
4.1(1)	Specimen Stock Certificate
4.2(1)	Amended and Restated Investors’ Rights Agreement dated February 17, 1998
4.3(1)	First Amendment to Amended and Restated Investors’ Rights Agreement dated February 17, 1998
4.4(2)	Rights Agreement dated November 15, 2000, between the Registrant and Computer Share Trust Company, Inc. (Exhibit 4.1)
4.5(2)	Form of Rights Certificate (Exhibit 4.2)
10.1(1)	Form of Indemnity Agreement to be entered into by the Registrant and each of its directors and executive officers
10.2(1)	Amended and Restated 1995 Stock Option Plan and forms of agreements thereunder
10.3(1)	Master Lease Agreement between Registrant and Transamerica Business Credit Corporation dated May 23, 1997 (Exhibit 10.4)
10.4(1)	Master Lease Agreement between Registrant and Comdisco, Inc. dated January 18, 1996, together with addendum dated January 18, 1996 (Exhibit 10.5)
10.5(1)	Turnkey Manufacturing Agreement with K*Tec Electronics, a division of Kent Electronics Company, dated May 5, 1997 (Exhibit 10.7)
10.6(1)	Employment Agreement between Registrant and Stuart B. Berman dated February 17, 1998 (Exhibit 10.9)
10.7(1)	Employment Agreement between Registrant and James McCluney dated April 26, 1999 (Exhibit 10.12)
10.8(1)	Restricted Stock Purchase Agreement between Registrant and Kurtis L. Adams dated May 20, 1999 (Exhibit 10.15)
10.9(1)	Full Recourse Promissory Note between Registrant and Stuart B. Berman dated April 16, 1999 (Exhibit 10.16)
10.10(1)	Form of Full Recourse Promissory Note between Registrant and its executive officers (Exhibit 10.17)
10.11(1)	Form of Full Recourse Promissory Note between Registrant and its directors (Exhibit 10.18)
10.12(1)	Lease Agreement between Registrant and Sun Life Assurance Company of Canada (U.S.) dated December 5, 1996, as amended January 22, 1997 (Exhibit 10.19)
10.13	Second Amendment to Lease Agreement between Registrant and Sun Life Assurance Company of Canada (U.S.) dated January 13, 1997.
10.14(1)	Lease Agreement between Arcxel Technologies, Inc. and Aetna Life Insurance Company, dated November 1, 1997, assigned to Registrant August 24, 1998 (Exhibit 10.20)
10.15(1)	Vixel Corporation 1999 Employee Stock Purchase Plan and forms of agreements thereunder (Exhibit 10.22)
10.16(1)	Vixel Corporation 1999 Equity Incentive Plan, as amended
10.17(1)	Form of Stock Pledge Agreement between the Registrant and its directors (Exhibit 10.24)
10.18(3)	Vixel Corporation 2000 Non-officer Equity Incentive Plan and forms of agreements thereunder (Exhibit 99.1)
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Power of Attorney. Reference is made to the signature page

(1)	Incorporated by reference to designated exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-81347), declared effective on September 30, 1999.

(2)	Incorporated by reference to designated exhibits to Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.

(3)	Incorporated by reference to designated exhibits to Company’s Registration Statement on Form S-8 (File No. 333-39000)