Form 10-K/A
period 2001-12-30
VIXEL CORP
filed 2002-04-12
CIK 1087955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 1

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

INDEX
PART IV
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 23.1

VIXEL CORPORATION

FORM 10-K/A

INDEX

		Page

PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	2
SIGNATURES		4

1

      This Amendment No. 1 is being filed solely to correct typographical errors in Exhibit 23.1 to the Company’s Annual Report on Form 10-K which was previously filed on April 1, 2002.

PART IV

14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (3) Exhibits.

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)
3.3(1)	Bylaws of the Registrant (Exhibit 3.4)
4.1(1)	Specimen Stock Certificate
4.2(1)	Amended and Restated Investors’ Rights Agreement dated February 17, 1998
4.3(1)	First Amendment to Amended and Restated Investors’ Rights Agreement dated February 17, 1998
4.4(2)	Rights Agreement dated November 15, 2000, between the Registrant and Computer Share Trust Company, Inc. (Exhibit 4.1)
4.5(2)	Form of Rights Certificate (Exhibit 4.2)
10.1(1)	Form of Indemnity Agreement to be entered into by the Registrant and each of its directors and executive officers*
10.2(1)	Amended and Restated 1995 Stock Option Plan and forms of agreements thereunder
10.3(1)	Master Lease Agreement between Registrant and Transamerica Business Credit Corporation dated May 23, 1997 (Exhibit 10.4)
10.4(1)	Master Lease Agreement between Registrant and Comdisco, Inc. dated January 18, 1996, together with addendum dated January 18, 1996 (Exhibit 10.5)
10.5(1)	Turnkey Manufacturing Agreement with K*Tec Electronics, a division of Kent Electronics Company, dated May 5, 1997 (Exhibit 10.7)
10.6(1)	Employment Agreement between Registrant and Stuart B. Berman dated February 17, 1998 (Exhibit 10.9)*
10.7(1)	Employment Agreement between Registrant and James McCluney dated April 26, 1999 (Exhibit 10.12)*
10.8(1)	Restricted Stock Purchase Agreement between Registrant and Kurtis L. Adams dated May 20, 1999 (Exhibit 10.15)
10.9(1)	Full Recourse Promissory Note between Registrant and Stuart B. Berman dated April 16, 1999 (Exhibit 10.16)
10.10(1)	Form of Full Recourse Promissory Note between Registrant and its executive officers (Exhibit 10.17)
10.11(1)	Form of Full Recourse Promissory Note between Registrant and its directors (Exhibit 10.18)
10.12(1)	Lease Agreement between Registrant and Sun Life Assurance Company of Canada (U.S.) dated December 5, 1996, as amended January 22, 1997 (Exhibit 10.19)
10.13	Second Amendment to Lease Agreement between Registrant and Sun Life Assurance Company of Canada (U.S.) dated January 13, 1997
10.14(1)	Lease Agreement between Arcxel Technologies, Inc. and Aetna Life Insurance Company, dated November 1, 1997, assigned to Registrant August 24, 1998 (Exhibit 10.20)
10.15(1)	Vixel Corporation 1999 Employee Stock Purchase Plan and forms of agreements thereunder (Exhibit 10.22)*
10.16(1)	Vixel Corporation 1999 Equity Incentive Plan, as amended*
10.17(1)	Form of Stock Pledge Agreement between the Registrant and its directors (Exhibit 10.24)
10.18(3)	Vixel Corporation 2000 Non-officer Equity Incentive Plan and forms of agreements thereunder (Exhibit 99.1)*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1(4)	Power of Attorney. Reference is made to the signature page

2

(1)	Incorporated by reference to designated exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-81347), declared effective on September 30, 1999.

(2)	Incorporated by reference to designated exhibits to Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.

(3)	Incorporated by reference to designated exhibits to Company’s Registration Statement on Form S-8 (File No. 333-39000)

(4)	Previously filed on the signature page to the Company’s Annual Report on Form 10-K filed on April 1, 2002.

*	Management compensatory plans and arrangements required to be filed as exhibits to this report.

3

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, King County, State of Washington, on this 12th day of April, 2002.

VIXEL CORPORATION

By:	/s/ JAMES M. MCCLUNEY

James M. McCluney
Chief Executive Officer, President and
Chairman of the Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES M. MCCLUNEY James M. McCluney	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	April 12, 2002

/s/ KURTIS L. ADAMS Kurtis L. Adams	Chief Financial Officer, Vice President of Finance, Secretary and Treasurer (Principal Financial and Accounting Officer)	April 12, 2002

* Robert Q. Cordell II	Director	April 12, 2002

* Charles A. Haggerty	Director	April 12, 2002

* Timothy M. Spicer	Director	April 12, 2002

* Werner F. Wolfen	Director	April 12, 2002

* /s/ KURTIS L. ADAMS Attorney-in-fact

4

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)
3.3(1)	Bylaws of the Registrant (Exhibit 3.4)
4.1(1)	Specimen Stock Certificate
4.2(1)	Amended and Restated Investors’ Rights Agreement dated February 17, 1998
4.3(1)	First Amendment to Amended and Restated Investors’ Rights Agreement dated February 17, 1998
4.4(2)	Rights Agreement dated November 15, 2000, between the Registrant and Computer Share Trust Company, Inc. (Exhibit 4.1)
4.5(2)	Form of Rights Certificate (Exhibit 4.2)
10.1(1)	Form of Indemnity Agreement to be entered into by the Registrant and each of its directors and executive officers
10.2(1)	Amended and Restated 1995 Stock Option Plan and forms of agreements thereunder
10.3(1)	Master Lease Agreement between Registrant and Transamerica Business Credit Corporation dated May 23, 1997 (Exhibit 10.4)
10.4(1)	Master Lease Agreement between Registrant and Comdisco, Inc. dated January 18, 1996, together with addendum dated January 18, 1996 (Exhibit 10.5)
10.5(1)	Turnkey Manufacturing Agreement with K*Tec Electronics, a division of Kent Electronics Company, dated May 5, 1997 (Exhibit 10.7)
10.6(1)	Employment Agreement between Registrant and Stuart B. Berman dated February 17, 1998 (Exhibit 10.9)
10.7(1)	Employment Agreement between Registrant and James McCluney dated April 26, 1999 (Exhibit 10.12)
10.8(1)	Restricted Stock Purchase Agreement between Registrant and Kurtis L. Adams dated May 20, 1999 (Exhibit 10.15)
10.9(1)	Full Recourse Promissory Note between Registrant and Stuart B. Berman dated April 16, 1999 (Exhibit 10.16)
10.10(1)	Form of Full Recourse Promissory Note between Registrant and its executive officers (Exhibit 10.17)
10.11(1)	Form of Full Recourse Promissory Note between Registrant and its directors (Exhibit 10.18)
10.12(1)	Lease Agreement between Registrant and Sun Life Assurance Company of Canada (U.S.) dated December 5, 1996, as amended January 22, 1997 (Exhibit 10.19)
10.13	Second Amendment to Lease Agreement between Registrant and Sun Life Assurance Company of Canada (U.S.) dated January 13, 1997.
10.14(1)	Lease Agreement between Arcxel Technologies, Inc. and Aetna Life Insurance Company, dated November 1, 1997, assigned to Registrant August 24, 1998 (Exhibit 10.20)
10.15(1)	Vixel Corporation 1999 Employee Stock Purchase Plan and forms of agreements thereunder (Exhibit 10.22)
10.16(1)	Vixel Corporation 1999 Equity Incentive Plan, as amended
10.17(1)	Form of Stock Pledge Agreement between the Registrant and its directors (Exhibit 10.24)
10.18(3)	Vixel Corporation 2000 Non-officer Equity Incentive Plan and forms of agreements thereunder (Exhibit 99.1)
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1(4)	Power of Attorney. Reference is made to the signature page

(1)	Incorporated by reference to designated exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-81347), declared effective on September 30, 1999.

(2)	Incorporated by reference to designated exhibits to Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.

(3)	Incorporated by reference to designated exhibits to Company’s Registration Statement on Form S-8 (File No. 333-39000)

(4)	Previously filed on the signature page of the Company’s Annual Report on Form 10-K filed on April 1, 2002.