Form 10-Q
period 2002-03-31
VIXEL CORP
filed 2002-05-14
CIK 1087955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) [X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-27221

VIXEL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-117650
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

11911 North Creek Parkway South
Bothell, Washington 98011
(425) 806-5509

(Address, including zip code, of Registrant’s principal executive offices and telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     The number of shares outstanding of the Registrant’s common stock, $.0015 par value, as of April 26, 2002 was 24,051,010.

VIXEL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIXEL CORPORATION
CONDENSED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	March 31,	December 30,
	2002	2001

Assets
Current assets
Cash and cash equivalents	$4,106	$5,036
Short-term investments	18,337	20,942
Accounts receivable, net of allowance for doubtful accounts of $237 and $389, respectively	2,105	2,995
Inventories	1,962	2,951
Prepaid expenses and other current assets	1,317	1,271

Total current assets	27,827	33,195
Property and equipment, net of accumulated depreciation of $10,063 and $10,396	3,646	4,299
Goodwill and identifiable intangibles, net	830	948
Other assets	240	323

Total assets	$32,543	$38,765

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and capital leases	$1,115	$1,340
Accounts payable	1,825	4,046
Accrued liabilities	4,403	4,022
Deferred revenue	1,179	1,147

Total current liabilities	8,522	10,555
Long-term debt and capital leases	52	184

Total liabilities	8,574	10,739

Commitments and contingencies
Stockholders’ equity
Common stock, $.0015 par value; 60,000,000 shares authorized; 24,272,229 shares issued and 24,050,329 shares outstanding	36	36
Additional paid-in capital	156,922	156,922
Stock-based compensation	(485)	(765)
Notes receivable from stockholders	(3,745)	(3,745)
Treasury stock, at cost; 288,566 shares	(348)	(348)
Accumulated deficit	(128,411)	(124,074)

Total stockholders’ equity	23,969	28,026

Total liabilities and stockholders’ equity	$32,543	$38,765

The accompanying notes are an integral part of these condensed financial statements.

VIXEL CORPORATION
CONDENSED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED

	March 31,	April 1,
	2002	2001

Revenue
Systems	$4,720	$3,540
Components	—	2,514

Total revenue	4,720	6,054
Cost of revenue (1)	2,602	3,839

Gross profit	2,118	2,215

Operating expenses
Research and development (2)	3,580	3,993
Selling, general and administrative (3)	2,657	4,817
Amortization of goodwill (2001 only) and identifiable intangibles	109	247
Amortization of stock-based compensation	275	516

Total operating expenses	6,621	9,573

Loss from operations	(4,503)	(7,358)
Other income, net	166	568

Net loss	$(4,337)	$(6,790)

Basic and diluted net loss per share	$(0.18)	$(0.29)

Weighted-average shares outstanding basic and diluted	23,734	23,264

(1)	Includes amortization of stock-based compensation of $5 and $11 for the three months ended March 31, 2002 and April 1, 2001, respectively.

(2)	Excludes amortization of stock-based compensation of $5 and $11 for the three months ended March 31, 2002 and April 1, 2001, respectively.

(3)	Excludes amortization of stock-based compensation of $270 and $505 for the three months ended March 31, 2002 and April 1, 2001, respectively.

The accompanying notes are an integral part of these condensed financial statements.

VIXEL CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED

	March 31,	April 1,
	2002	2001

Cash flows from operating activities
Net loss	$(4,337)	$(6,790)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	860	1,028
Amortization of goodwill (2001 only) and identifiable intangibles	118	247
Loss on disposal of property and equipment	25	—
Stock-based compensation	280	527
Changes in		1,028
Accounts receivable, net	890	4,502
Inventories	989	(1,142)
Prepaid expenses and other assets	—	355
Accounts payable, accrued liabilities and deferred revenue	(1,808)	128

Net cash used in operating activities	(2,983)	(1,145)

Cash flows from investing activities
Purchase of short-term investments	(5,688)	(8,221)
Maturities of short-term investments	8,293	17,573
Purchase of property and equipment	(247)	(530)

Net cash provided by investing activities	2,358	8,822

Cash flows from financing activities
Proceeds from issuance of short-term debt	319	—
Principal payments on long-term debt and capital leases	(624)	(725)
Amortization of debt issuance costs	—	1
Proceeds from exercise of stock options	—	22

Net cash used in financing activities	(305)	(702)

Net (decrease) increase in cash and cash equivalents	(930)	6,975
Cash and cash equivalents, beginning of period	5,036	17,066

Cash and cash equivalents, end of period	$4,106	$24,041

Cash paid for interest	$29	$102
Equipment purchased under capital leases	$—	$36
Use of prepaid expense to acquire property and equipment	$37	$—

The accompanying notes are an integral part of these condensed financial statements.

VIXEL CORPORATION

Notes to Condensed Financial Statements
(Information for the three months ended
March 31, 2002 and April 1, 2001)
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed financial statements as of March 31, 2002 and for the three-month periods ended March 31, 2002 and April 1, 2001 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of future financial results.

     Investors should read these interim statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto for the fiscal year ended December 30, 2001 (audited) included in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on April 1, 2002.

NOTE 2. INVENTORIES

     Inventories consist of the following (in thousands):

	March 31,	December 30,
	2002	2001

Raw materials	$4,704	$4,781
Finished goods	1,622	2,232
Less: write-down to expected realizable value	(4,364)	(4,062)

	$1,962	$2,951

NOTE 3. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board, or FASB, issued FAS No. 142, “Goodwill and Other Intangible Assets” which requires the company to discontinue amortization of goodwill as of December 31, 2001. We applied FAS 142 during the first quarter of 2002 and ceased amortizing goodwill with a net book value of $369 as of the beginning of fiscal 2002. The adoption of FAS 142 resulted in reducing our net loss by $82 and reducing our basic and diluted net loss per share by $.01 for the three months ended March 31, 2002.

     The following table presents net loss and net loss per share for the three months ended April 1, 2001 on a pro forma basis as if FAS 142 had been adopted on January 1, 2001 (in thousands, except per share amounts):

April 1,
2001

Net loss — as reported	$(6,790)
Amortization of goodwill	82

Net loss — as adjusted	$(6,708)

Basic and diluted net loss per share - as reported	$(0.29)

Basic and diluted net loss per share - as adjusted	$(0.29)

     Under the new rules, identifiable intangible assets will continue to be amortized over their useful lives. Current estimated amortization expense for the identifiable intangible assets is expected to be $436 and $55 for fiscal years ending 2002 and 2003, respectively. In conjunction with the sale of our SAN InSite software and related assets and resources, the net book value of the identifiable intangible assets relating to capitalized software costs will be expensed.

     Goodwill and other intangible assets as of March 31, 2002 and December 30, 2001 consist of the following (in thousands):

	March 31, 2002		December 30, 2001

	Gross		Gross
	Book	Net Book	Book	Net Book
	Value	Value	Value	Value

Core Technology	$2,183	$382	$2,183	$491
Capitalized Software	106	79	106	88
Goodwill	3,555	369	3,555	369

Total	$5,844	$830	$5,844	$948

     We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of March 31, 2002, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

NOTE 4. NET LOSS PER SHARE

     Basic net loss per share represents the net loss divided by the weighted-average number of common shares outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net loss per share represents net loss divided by the weighted-average number of common shares outstanding including the potentially dilutive impact of common stock options and warrants and shares of restricted stock subject to repurchase. Common stock options and warrants are converted using the treasury stock method. Basic and diluted net loss per share are equal for the periods presented because the impact of common stock equivalents is anti-dilutive. Potentially dilutive securities totaling 6,045,392 and 5,004,946 shares for the quarters ended March 31, 2002 and April 1, 2001, respectively, were excluded from diluted net loss per share due to their anti-dilutive effect.

NOTE 5. COMMITMENTS AND CONTINGENCIES

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

NOTE 6. SUBSEQUENT EVENTS

     On April 15, 2002, we closed a transaction with Fujitsu Software Technology Corporation, d/b/a Fujitsu Softek, involving the acquisition by Fujitsu Softek of our storage area network, or SAN, management software business, including our SAN management software, SAN InSite™, associated intellectual property and key development team resources. Upon closing of the transaction we received $2.5 million and a note for $2.5 million, which is due and payable January 15, 2003. In addition, we have the right to receive up to an additional $5.0 million from sales of Fujitsu Softek products based on SAN InSite during the four-year period after the closing. Net of associated costs and expenses, we anticipate recording a gain on sale from this transaction of between $4.2 million and $4.5 million in the second quarter of 2002.

     Focusing on our InSpeed-based product development and sales, leveraging our marketing relationship with Vitesse Semiconductor Corporation for our InSpeed based ASICs and selling our SAN InSite business provided us an opportunity to reduce our operating costs. Management and the board of directors approved a restructuring plan to eliminate resources that we believe are no longer required to execute our strategies. As a result, we expect to record a restructuring charge during the second quarter of 2002 related to severance, benefits and excess equipment and facility capacity. We estimate that this charge will be between $1.7 million and $2.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed financial statements in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our December 30, 2001 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on April 1, 2002.

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

OVERVIEW

     We provide comprehensive Fibre Channel-based technologies and products for data storage solutions and storage networking applications. Our offering consists of a variety of switch and hub products that connect computers to data storage devices in a network configuration and a “switch-on-a-chip” Application Specific Integrated Circuit, or ASIC, which can be embedded in a variety of data storage devices to enhance performance, improve availability, and increase the reliability of these devices. This new switching technology can be sold in chip, blade or box form to original equipment manufacturers, or OEMs, for inclusion in their solutions. Our storage networking interconnect products are sold primarily as fully integrated switches and hubs through OEMs, integrators and value-added resellers.

     During 2001, we used our expertise in Fibre Channel switching technologies to develop a “switch-on-a-chip” ASIC. This ASIC incorporates our InSpeed™ technology, which is an advanced switching architecture that results in a single chip capable of handling multiple Fibre Channel devices. This ASIC can be embedded into storage enclosure devices such as redundant array of independent disks, or RAID, enclosures, tape libraries, network-attached storage environments and next generation storage systems to enhance the performance and scaling of these solutions as well as improve device availability and reliability. We are also using this ASIC in Fibre Channel switches and blades that can be embedded by OEMs in their storage solutions. As part of our embedded storage switch strategy, we have licensed the manufacturing and selling of our Fibre Channel switch ASICs. This technology can also be used to offer high performance, low cost switches for entry level SANs.

     We derive substantially all of our revenue from the sale of Fibre Channel products, including SAN switches, hubs and embedded storage switch products. We also license certain technologies and receive royalty revenue and provide engineering services and receive service revenue. Systems revenue consists of revenue generated from our Fibre Channel products, embedded storage switch products, royalties and services. Component revenue consists primarily of revenue generated from the sale of our transceiver products to OEMs for use in their products. During the second quarter of 2001, we discontinued the manufacturing and selling of our transceiver products.

     We sell our products primarily to a limited number of customers. Compaq Computer, Xyratex Technology Ltd., a contract manufacturer for Network Appliance, and Avid Technology represented 22.1%, 22.0% and 10.8% of revenue, respectively, for the three months ended March 31, 2002. Sun Microsystems, Avid Technology and Compaq Computer represented 49.0%, 19.5% and 10.2% of revenue, respectively, for the three months ended April 1, 2001. No other individual customer represented more than 10.0% of our total revenue in those periods. While we are seeking to diversify our customer base and expand the portion of our revenue that is derived from sales through various distribution channels, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of OEMs. We may not be successful in our efforts to diversify our customer base and the loss of one of our key customers could significantly reduce our total revenue. During the three months ended March 31, 2002 and April 1, 2001, 15.0% and 9.7%, respectively, of our total revenue was derived from sales to distribution channel customers.

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

     On April 15, 2002, we closed a transaction with Fujitsu Software Technology Corporation, d/b/a Fujitsu Softek, involving the acquisition by Fujitsu Softek of our storage area network, or SAN, management software business, including our SAN management software, SAN InSite™, associated intellectual property and key development team resources. Upon closing of the transaction we received $2.5 million and a note for $2.5 million, which is due and payable January 15, 2003. In addition, we have the right to receive up to an additional $5.0 million from sales of Fujitsu Softek products based on SAN InSite during the four-year period after the closing. Net of associated costs and expenses, we anticipate recording a gain on sale from this transaction of between $4.2 million and $4.5 million in the second quarter of 2002.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenue represented by selected items from the unaudited Condensed Statement of Operations. This table should be read in conjunction with the unaudited Condensed Financial Statements included elsewhere herein.

	Three Months Ended

	March 31,	April 1,
	2002	2001

Revenue
Systems	100.0%	58.5%
Components	—	41.5

Total revenue	100.0	100.0
Cost of revenue	55.1	63.4

Gross profit	44.9	36.6

Operating expenses
Research and development	75.8	66.0
Selling, general and administrative	56.3	79.6
Amortization of goodwill and other intangibles	2.3	4.1
Amortization of stock-based compensation	5.8	8.5

Total operating expenses	140.2	158.2

Loss from operations	(95.3)	(121.6)
Other income, net	3.5	9.4

Net loss	(91.8)%	(112.2)%

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED APRIL 1, 2001

     Revenue. Total revenue was $4,720 and $6,054 for the three months ended March 31, 2002 and April 1, 2001, respectively. Our Systems revenue was $4,720 and $3,540 for the three months ended March 31, 2002 and April 1, 2001, respectively. The 33.3% increase in Systems revenue in the first quarter of 2002 compared with the first quarter of 2001 was primarily the result of sales of embedded storage switch products and engineering service revenue. We did not recognize any component revenue for the first quarter of fiscal 2002 because during the second quarter of 2001, we discontinued the manufacture and sale of our transceiver products.

     Gross profit. Cost of revenue includes the cost to acquire finished products from a third party manufacturer of our products, costs we incur related to engineering services we provide, expenses we incur related to inventory management, product quality testing, customer order fulfillment, and provisions for warranty expenses and inventory obsolescence. Gross profit was $2,118 and $2,215 for the three months ended March 31, 2002 and April 1, 2001, respectively, representing 44.9% and 36.6% of total revenue, respectively. The increase in gross profit as a percentage of revenue during the first quarter of 2002 as compared with 2001 is primarily due to higher-margin ASIC revenue and a decrease in warranty expense as a result of the expiration of the warranty period on certain transceiver products.

     Research and development expenses. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and sustaining engineering of our products, consulting and outside service fees, costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses were $3,580, or 75.8% of total revenue, in the three months ended March 31, 2002 compared with $3,993, or 66.0% of total revenue, in the three months ended April 1, 2001. The $413, or 10.3%, decrease in expenses was primarily attributable to a decrease in recruiting and consulting expenses as well as a reduction in research and development expenses resulting from the re-classification of engineering costs related to engineering service as cost of revenue.

     We believe that continued investment in research and development is an essential element of our strategic objectives to design quality products while reducing costs. As a result of the sale of SAN InSite software and the related assets and resources, we anticipate that the absolute dollars spent on research and development during fiscal 2002 will be lower than fiscal 2001. However, we expect research and development expenses to continue to represent a significant portion of our overall operating expenses.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, finance and information technology support functions, as well as professional fees, allowance for doubtful accounts receivable, trade shows and other marketing activities. Selling, general and administrative expenses were $2,657, or 56.3% of total revenue, in the three months ended March 31, 2002, compared with $4,817, or 79.6% of total revenue, in the three months ended April 1, 2001. The $2,160, or 44.8%, decrease in selling, general and administrative expenses was due to a reduction in the allowance for doubtful accounts receivable resulting primarily because of an improvement in our accounts receivable aging and a reduction in the number of personnel engaged in sales, finance and information technology support functions combined with reduced levels of related expenses. We anticipate that selling, general and administrative expenses will continue at a lower level in 2002 as compared with 2001 as we continue to manage costs, maximize operating efficiencies and leverage our current infrastructure.

     Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles for the three months ended March 31, 2002 and April 1, 2001 were $109 and $247, respectively, representing 2.3% and 4.1% of total revenue, respectively. In accordance with FAS 142 we have ceased amortizing goodwill, beginning in fiscal year 2002. The first quarter amortization expense relates to core technology resulting from the acquisition of Arcxel Technologies in 1998.

     We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. Consistent with the requirements of FAS 142, we performed an impairment test of goodwill as of December 31, 2001 and concluded that goodwill was not impaired.

     Amortization of stock-based compensation. Total amortization of stock-based compensation was $280 and $527 for the three months ended March 31, 2002 and April 1, 2001, respectively. Of these amounts, $5 and $11, respectively, were included in cost of revenue. At March 31, 2002, unamortized stock-based compensation was approximately $485.

     Other income, net. Other income, net consists of interest income, interest expense and other miscellaneous income or expense. Other income, net was $166 and $568 for the three months ended March 31, 2002 and April 1, 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the sale of common stock and preferred stock with aggregate proceeds of approximately $114.8 million. Additionally, we have financed our operations through capital equipment lease lines, working capital credit facilities, notes payable and $6.9 million in net cash received from the sale of our laser diode fabrication facility and gigabit Ethernet product line. Our principal sources of liquidity at March 31, 2002 consisted of $4.1 million in cash and cash equivalents and $18.3 million in short-term investments. During April 2002, we sold our SAN InSite software and related assets and resources and estimate we will receive cash proceeds, net of expenses, between $4.2 million and $4.5 million. In addition, we may receive future proceeds of up to an additional $5.0 million based on the sale by Fujitsu Softek of SAN InSite based products. However, we cannot be certain we will receive any future payments based on Fujitsu Softek sales.

     Cash utilized by operating activities was $3.0 million for the three months ended March 31, 2002, and was due primarily to our operating loss, net of non-cash expenses, offset by a reduction in working capital required to fund our operations. Cash provided by investing activities was $2.4 million and was primarily related to maturities of short-term investments, offset by purchases of short-term investments, and capital expenditures of $247. Cash used in financing activities was $305 and was primarily due to payments on our long-term debt and capital leases.

     As of March 31, 2002, we had an accumulated deficit of $128.4 million and have never been profitable. We reduced our work force during fiscal 2001 and did so again subsequent to March 31, 2002 through the divestiture of our SAN InSite business and by further aligning our resources to execute our strategies. We plan to grow our revenue base and to continue to control our expenses in order to achieve profitability. However, we cannot be certain that we will ever realize sufficient revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

     In August 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The objectives of FAS 144 are to address issues relating to the implementation of FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Our adoption of FAS 144, effective December 31, 2001, has not materially impacted our financial position, results of operations or cash flows.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have incurred significant losses since our inception, we expect future losses, and we may not become profitable.

     We have incurred significant losses since inception, most recently a net loss of $4.3 million for the three months ended March 31, 2002, and we expect to incur losses in the future. As of March 31, 2002, we had an accumulated deficit of $128.4 million. We expect to incur significant product development, sales and marketing and administrative expenses, and we will need to generate significant revenue to achieve and maintain profitability. We cannot be certain that we ever will realize sufficient revenue to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

     Our success will depend on our continued ability to develop and manage relationships with significant OEMs, resellers and integrators, as well as on the sales efforts and success of these customers. Revenue from Compaq Computer, Xyratex Technology Ltd., a contract manufacturer for Network Appliance, and Avid Technology represented 22.1%, 22.0% and 10.8% of revenue, respectively, for the three months ended March 31, 2002. Although we are attempting to expand our base of OEMs and resellers, most of our future revenue may come from a small number of customers.

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

Competing technologies may emerge, and we may fail to adopt new technologies on a timely basis. Failure to utilize new technologies may decrease the demand for our products.

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

     Our future revenue growth will depend on the success of our new products and product launches by customers for which we have developed, or are developing, products under technology development agreements. In addition, as we introduce new or enhanced products, such as our InSpeed-based products we will have to manage successfully the transition from older products in order to minimize disruption in our customers’ ordering patterns, avoid excessive levels of older product inventories and ensure that enough supplies of new products can be delivered to meet our customers’ demands. To the extent customers defer or cancel orders in expectation of new product releases, any delay in development or introduction of new products could cause our operating results to suffer.

Because a significant portion of our revenue is derived from sales of entry-level hubs, we are dependent on continued widespread market acceptance of these products.

     We currently derive a significant portion of our revenue from sales of our entry-level hubs. Although we anticipate our revenue from sales of entry-level hubs to decline, as management of SAN products becomes more important in larger, more complex SAN implementations, we expect that revenue from our entry-level hubs will continue to account for a substantial portion of our total revenue for the foreseeable future. If the market does not continue to accept our entry-level hubs, or if our revenue from entry-level hubs decreases more rapidly than we anticipate, our total revenue may not grow or may decline significantly.

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

The sales cycle for our products is long, and we may incur substantial non-recoverable expenses and devote significant resources to sales that do not occur when anticipated or at all.

     OEMs and resellers typically conduct significant evaluation, testing, implementation and acceptance procedures before they begin to market and sell new solutions that include our products. This evaluation process is lengthy and may range from six months to one year or more. This process is complex and may require significant sales, marketing and management efforts on our part. The complexity increases as we simultaneously qualify our products with multiple customers. As a result, we may expend significant resources to develop customer relationships before we recognize any revenue from these relationships, or we may never realize any revenue from these efforts, or recognize revenue when anticipated.

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

     Suntron is not obligated to supply products for us, except as may be provided in a particular purchase order that Suntron has accepted. We place purchase orders with Suntron based on periodic forecasts. While most of the materials used in our products are standard products, some are proprietary or sole-source and require extended lead times. Our business will be adversely affected if we are unable to accurately forecast demand for our products and manufacturing capacity or if materials are not available at Suntron to meet the demand. Lead times for materials and components vary significantly and depend on the specific supplier, contract terms and demand for a component at a given time. We also may experience shortages of components from time to time, which could delay the manufacture of our products.

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

     We currently purchase several key components from single sources. We depend on single sources for our card guides, ASICs and microprocessors. In addition, we license software from a third party that is incorporated into our switches and hubs. If we cannot supply products due to a lack of components, or if we are unable to redesign products with other components in a timely manner, our business, results of operations and financial condition would be materially adversely affected.

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

     We observed, and some customers confirmed, that in certain applications our gigabit interface converters and gigabaud link modules transceivers manufactured prior to March 1998 that incorporated a third party CD laser experienced an abnormally high failure rate. As a result of this problem, we recorded a warranty reserve of $3.6 million in the fourth quarter of fiscal 1998. Although we have settled claims by customers that purchased the majority of these products, there is a risk that additional claims could occur and that the total amount reserved may be inadequate to cover all potential claims. Claims against us in excess of the amount of our reserves could have a material adverse effect on our business and financial condition. We discontinued the manufacturing and selling of our transceiver products during the second quarter of 2001.

If we fail to successfully develop and maintain the Vixel brand, our revenue may not grow and our stock price may fall.

     We believe that establishing and maintaining the Vixel brand is a critical aspect of our efforts to maintain and develop strategic OEM and reseller relationships, and that the importance of brand recognition will increase due to the growing number of vendors of SAN interconnect products. If we fail to promote our brand successfully (or if we incur excessive expenses in an attempt to promote and maintain the Vixel brand) our business, results of operations and financial condition may be materially adversely affected. In addition, if our OEMs, resellers and end users of our products do not perceive our products to be of high quality, or if we introduce new products or technologies that are not accepted by the market, the value of the Vixel brand will decline and our business will suffer.

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

     Our revenue from international sales represented 54.0% of our total revenue for the three months ended March 31, 2002. We plan to expand our international sales, especially in Europe and Asia. Our international sales growth will be limited if we are unable to establish relationships with international distributors, establish foreign operations, effectively manage international sales channels and develop relationships with service organizations. We cannot be certain that we will be able to establish, generate and build market demand for our products internationally. Our international operations will be subject to a number of risks, including:

•	increased complexity and costs of managing international operations;

•	multiple protectionist, conflicting and changing governmental laws and regulations;

•	longer sales cycles;

•	difficulties in collecting accounts receivables;

•	reduced or limited protection of intellectual property rights; and

•	political and economic instability.

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

     Our products are subject to U.S. Department of Commerce export control restrictions. Neither our customers nor we may export those products without obtaining an export license. These U.S. export laws also prohibit the export of our products to a number of countries deemed by the United States to be hostile. These restrictions may make foreign competitors facing less stringent controls on their products more competitive in the global market than are our customers or we. The U.S. government may not approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised. The sale of our products could be harmed by our failure or the failure of our customers to obtain the required government licenses or by the costs of compliance.

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

     We believe that our continued success depends on protecting our proprietary technology. We currently rely on a combination of patents, copyrights, trademarks, trade secrets and contractual provisions to establish and protect our intellectual property rights. In addition, we also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our documentation and other proprietary information. Our failure to protect our intellectual property rights adequately could have a material adverse effect on our business, results of operations and financial condition. Efforts to protect our intellectual property could be time consuming and expensive and could have a material adverse effect on results of operations and financial condition. We cannot be certain that the steps we take to protect our intellectual property will adequately protect our proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology or that we can maintain any of our technology as trade secrets. In addition, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States, or at all.

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

     The trading price of our common stock has been and is likely to continue to be volatile. The market price of our common stock may fluctuate significantly in response to several factors, including but not limited to the following, some of which are beyond our control:

•	actual or anticipated fluctuations in our operating results;

•	losses of our key OEMs or reductions in their purchases of our products;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of other technology companies;

•	announcements by us or by our competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel; and

•	future sales of capital stock.

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

     Our corporate offices in Bothell, Washington and our research facility in Irvine, California are located near major earthquake faults. We are not specifically insured for earthquakes, or other such natural disasters. Any personal injury or damage to the facilities as a result of such occurrences could have a material adverse effect on our business, results of operations and financial condition.

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

     Our investment portfolio, with a fair value of $18.3 million as of March 31, 2002, is invested in commercial paper, government securities and corporate indebtedness that could experience an adverse decline in fair value should an increase in interest rates occur. In addition, declines in interest rates could have an adverse impact on interest earnings for our investment portfolio. We do not currently hedge against this interest rate exposure.

     All of our revenue is realized in U.S. dollars and is from customers primarily headquartered in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange risk.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Our Registration Statement on Form S-1 (No. 333-81347) for the initial public offering of our common stock became effective September 30, 1999. The initial public offering resulted in net proceeds to us of $82.8 million. Expenses related to the offering totaled approximately $1.4 million. Through March 31, 2002, the proceeds were applied to repay $12.3 million in debt, $5.8 million in capital lease obligations, $4.5 million was used to purchase property and equipment and $43.2 million was used for working capital and general purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

EXHIBIT
NUMBER	DESCRIPTION

2.1(1)	Asset Purchase Agreement between Registrant and Fujitsu Software Technology Corporation, dated April 4, 2002 (Exhibit 2.1)
2.2(1)	First Amendment to Asset Purchase Agreement between Registrant and Fujitsu Software Technology Corporation, dated April 15, 2002 (Exhibit 2.2)
3.1(2)	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)
3.2(3)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)
3.3(2)	Bylaws of the Registrant (Exhibit 3.4)
4.1(2)	Specimen Stock Certificate (Exhibit 4.1)
4.2(2)	Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.2)
4.3(2)	First Amendment to Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.3)
4.4(3)	Rights Agreement dated November 15, 2000, between the Registrant and Computer Share Trust Company, Inc. (Exhibit 4.1)
4.5(3)	Form of Rights Certificate (Exhibit 4.2)

(1)	Incorporated by reference to designated exhibits to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2002.

(2)	Incorporated by reference to designated exhibits to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-81347), declared effective on September 30, 1999.

(3)	Incorporated by reference to designated exhibits to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.

(b)	Reports on Form 8-K:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2002	VIXEL CORPORATION (Registrant)

/s/ Kurtis L. Adams Kurtis L. Adams Chief Financial Officer, Vice President of Finance, Secretary and Treasurer (Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

2.1(1)	Asset Purchase Agreement between Registrant and Fujitsu Software Technology Corporation, dated April 4, 2002 (Exhibit 2.1)
2.2(1)	First Amendment to Asset Purchase Agreement between Registrant and Fujitsu Software Technology Corporation, dated April 15, 2002 (Exhibit 2.2)
3.1(2)	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)
3.2(3)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)
3.3(2)	Bylaws of the Registrant (Exhibit 3.4)
4.1(2)	Specimen Stock Certificate (Exhibit 4.1)
4.2(2)	Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.2)
4.3(2)	First Amendment to Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.3)
4.4(3)	Rights Agreement dated November 15, 2000, between the Registrant and Computer Share Trust Company, Inc. (Exhibit 4.1)
4.5(3)	Form of Rights Certificate (Exhibit 4.2)

(1)	Incorporated by reference to designated exhibits to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2002.

(2)	Incorporated by reference to designated exhibits to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-81347), declared effective on September 30, 1999.

(3)	Incorporated by reference to designated exhibits to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.