Form 10-Q
period 2002-06-30
VIXEL CORP
filed 2002-08-09
CIK 1087955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

     The number of shares outstanding of the Registrant’s common stock, $.0015 par value, as of July 31, 2002 was 24,339,442.

VIXEL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIXEL CORPORATION
CONDENSED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	June 30,	December 30,
	2002	2001

Assets
Current assets
Cash and cash equivalents	$7,791	$5,036
Short-term investments	13,180	20,942
Accounts receivable, net of allowance for doubtful accounts of $245 and $389, respectively	3,412	2,995
Inventories	1,580	2,951
Note receivable	2,500	—
Prepaid expenses and other current assets	731	1,271

Total current assets	29,194	33,195
Property and equipment, net of accumulated depreciation of $7,263 and $10,396	2,654	4,299
Goodwill and identifiable intangibles, net	642	948
Other assets	231	323

Total assets	$32,721	$38,765

Liabilities and stockholders’ equity
Current liabilities
Capital lease obligations, current portion	$460	$1,340
Accounts payable	2,866	4,046
Accrued liabilities	3,546	4,022
Deferred revenue	695	1,147
Accrued restructuring costs	437	—

Total current liabilities	8,004	10,555
Capital lease obligations, net of current portion	22	184
Accrued restructuring costs, net of current portion	506	—

Total liabilities	8,532	10,739

Commitments and contingencies
Stockholders’ equity
Common stock, $.0015 par value; 60,000,000 shares authorized; 24,540,763 and 24,272,229 shares issued; 24,318,863 and 24,050,329 shares outstanding at June 30, 2002 and December 30, 2001, respectively	36	36
Additional paid-in capital	157,226	156,922
Stock-based compensation	(354)	(765)
Notes receivable from stockholders	(3,745)	(3,745)
Treasury stock, at cost; 288,566 shares	(348)	(348)
Accumulated deficit	(128,626)	(124,074)

Total stockholders’ equity	24,189	28,026

Total liabilities and stockholders’ equity	$32,721	$38,765

The accompanying notes are an integral part of these condensed financial statements.

VIXEL CORPORATION
CONDENSED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Revenue
Systems	$4,810	$3,971	$9,530	$7,511
Components	—	2,520	—	5,034

Total revenue	4,810	6,491	9,530	12,545
Cost of revenue (1)	2,502	3,997	5,104	7,836

Gross profit	2,308	2,494	4,426	4,709

Operating expenses
Research and development (2)	2,389	3,676	5,969	7,669
Selling, general and administrative (3)	2,788	3,940	5,445	8,757
Amortization of goodwill (2001 only) and identifiable intangibles	109	191	218	438
Amortization of stock-based compensation	118	282	393	798

	5,404	8,089	12,025	17,662
Restructuring costs	1,775	—	1,775	—
Gain on sale of assets	(4,479)	—	(4,454)	—

	2,700	8,089	9,346	17,662

Loss from operations	(392)	(5,595)	(4,920)	(12,953)
Other income, net	177	451	368	1,019

Net loss	$(215)	$(5,144)	$(4,552)	$(11,934)

Basic and diluted net loss per share	$(0.01)	$(0.22)	$(0.19)	$(0.51)

Weighted-average shares outstanding basic and diluted	23,957	23,502	23,845	23,383

(1)	Includes amortization of stock-based compensation of $2 and $7 for the three months ended June 30, 2002 and July 1, 2001, respectively, and $6 and $18 for the six months ended June 30, 2002 and July 1, 2001, respectively

(2)	Excludes amortization of stock-based compensation of $2 and $8 for the three months ended June 30, 2002 and July 1, 2001, respectively, and $8 and $18 for the six months ended June 30, 2002 and July 1, 2001, respectively

(3)	Excludes amortization of stock-based compensation of $116 and $274 for the three months ended June 30, 2002 and July 1, 2001, respectively, and $385 and $780 for the six months ended June 30, 2002 and July 1, 2001, respectively

The accompanying notes are an integral part of these condensed financial statements.

VIXEL CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED

	June 30,	July 1,
	2002	2001

Cash flows from operating activities
Net loss	$(4,552)	$(11,934)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,526	2,066
Amortization of goodwill (2001 only) and identifiable intangibles	227	332
Stock-based compensation	399	816
Non-cash restructuring costs	400	—
Gain on sale of assets	(4,454)	—
Changes in
Accounts receivable, net	(417)	4,608
Inventories	1,371	(903)
Prepaid expenses and other assets	511	728
Accounts payable and accrued liabilities	(2,009)	(498)
Deferred revenue	(452)	640
Accrued restructuring costs	943	—

Net cash used in operating activities	(6,507)	(4,145)

Cash flows from investing activities
Purchase of short-term investments	(8,053)	(19,481)
Maturities of short-term investments	15,815	27,513
Purchase of property and equipment	(388)	(866)
Proceeds from sale of assets	2,500	—

Net cash provided by investing activities	9,874	7,166

Cash flows from financing activities
Receipt of payment on stockholder note receivable	—	1,377
Proceeds from issuance of note payable	319	—
Principal payments on note payable	(319)	—
Principal payments on capital lease obligations	(928)	(1,481)
Amortization of debt issuance costs	—	1
Proceeds from exercise of stock options	316	307

Net cash (used in) provided by financing activities	(612)	204

Net increase in cash and cash equivalents	2,755	3,225
Cash and cash equivalents, beginning of period	5,036	17,066

Cash and cash equivalents, end of period	$7,791	$20,291

Cash paid for interest	$46	$178
Equipment purchased under capital leases	$—	$35
Use of prepaid expense to acquire property and equipment	$100	$—
Note receivable for sale of assets	$2,500	$—

The accompanying notes are an integral part of these condensed financial statements.

VIXEL CORPORATION

Notes to Condensed Financial Statements
(Information for the three and six months ended
June 30, 2002 and July 1, 2001)
(In Thousands, Except Share Amounts)
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed financial statements as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and July 1, 2001 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of future financial results.

     Investors should read these interim statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and notes thereto for the fiscal year ended December 30, 2001 included in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on April 1, 2002.

     Certain prior year amounts have been reclassified to conform to the 2002 presentation.

NOTE 2. INVENTORIES

     Inventories consist of the following:

	June 30,	December 30,
	2002	2001

Raw materials	$4,012	$4,781
Finished goods	1,739	2,232
Less: write-down to expected realizable value	(4,171)	(4,062)

	$1,580	$2,951

NOTE 3. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board, or FASB, issued FAS No. 142, “Goodwill and Other Intangible Assets” which requires the company to discontinue amortization of goodwill as of December 31, 2001. We adopted FAS 142 during the first quarter of 2002 and ceased amortizing goodwill with a net book value of $369 as of the beginning of fiscal 2002. The adoption of FAS 142 resulted in reducing our net loss by $82 and $164 for the three and six months ended June 30, 2002; and reducing our basic and diluted net loss per share by $.01 for the six months ended June 30, 2002.

     The following table presents net loss and net loss per share for the three and six months ended July 1, 2001 on a pro forma basis as if FAS 142 had been adopted on January 1, 2001:

	Three months	Six months
	ended July 1,	ended July 1,
	2001	2001

Net loss — as reported	$(5,144)	$(11,934)
Amortization of goodwill	82	164

Net loss — as adjusted	$(5,062)	$(11,770)

Basic and diluted net loss per share — as reported	$(0.22)	$(0.51)

Basic and diluted net loss per share — as adjusted	$(0.22)	$(0.50)

     Under the requirements of FAS 142, identifiable intangible assets will continue to be amortized over their useful lives. Current estimated amortization expense for the identifiable intangible assets is expected to be $436 and $55 for fiscal years 2002 and 2003, respectively. In conjunction with the sale of our storage area networking management software, SAN InSite, and related assets and resources, the net book value of the identifiable intangible assets relating to capitalized software costs was expensed.

     Goodwill and identifiable intangible assets as of June 30, 2002 and December 30, 2001 consist of the following:

	June 30, 2002		December 30, 2001

	Gross		Gross
	Book	Net Book	Book	Net Book
	Value	Value	Value	Value

Core Technology	$2,183	$273	$2,183	$491
Capitalized Software	106	—	106	88
Goodwill	3,555	369	3,555	369

Total	$5,844	$642	$5,844	$948

     We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. Consistent with the requirements of FAS 142, we performed an impairment test of goodwill as of December 31, 2001. As of June 30, 2002, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

NOTE 4. RESTRUCTURING COSTS

     During April 2002, we adopted and implemented a restructuring plan to reduce our cost structure and focus on our InSpeed-based product development and sales. As a result of the plan, we recorded restructuring charges of $1.8 million.

     The restructuring plan included a reduction of approximately 22% of our workforce across all departments. The workforce reduction resulted in a charge of $393 relating primarily to severance.

     The restructuring plan included the write-off of property and equipment that was disposed or removed from operations and resulted in a charge of $400. The property and equipment consisted primarily of computer equipment and related software, production and engineering equipment, and office equipment, furniture, and fixtures. We also recorded other restructuring costs of $83 relating primarily to impairment of operating lease agreements for equipment and professional fees incurred in connection with the restructuring activities.

     The restructuring plan included a charge of $899 for the consolidation of space within our Bothell, Washington corporate headquarters and our engineering facility in Irvine, California. This charge includes the cost associated with the idle facility space at these locations for the remainder of the lease terms.

The restructuring charges are summarized as follows:

				Accrued
				Restructuring
		Noncash		Costs as of
Category	Total Charge	Charges	Cash Payments	June 30, 2002

Workforce reduction	$393	$—	$(272)	$121
Consolidation of excess facilities	899	—	(101)	798
Impairment of long-lived assets and other charges	483	(400)	(59)	24

Total	$1,775	$(400)	$(432)	$943

     Remaining cash expenditures relating to workforce reductions and operating lease agreements for equipment will be paid through the fourth quarter of fiscal 2002. Amounts related to excess facilities space will be paid over the respective lease terms through the first quarter of fiscal 2005.

NOTE 5. SALE OF ASSETS

     On April 15, 2002, we closed a transaction with Fujitsu Software Technology Corporation, d/b/a Fujitsu Softek, involving the acquisition by Fujitsu Softek of our SAN management software assets, including our SAN management software, SAN InSite™, associated intellectual property and key development team resources. Upon closing of the transaction we received $2.5 million and a note for $2.5 million, which is due and payable January 15, 2003. In addition, we have the right to receive up to an additional $5.0 million from sales of Fujitsu Softek products based on SAN InSite during the four-year period after the closing. Net of associated costs and expenses, we recorded a gain on sale from this transaction of $4.5 million.

NOTE 6. NET LOSS PER SHARE

     Basic net loss per share represents the net loss divided by the weighted-average number of common shares outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net loss per share represents net loss divided by the weighted-average number of common shares outstanding including the potentially dilutive impact of common stock options and warrants and shares of restricted stock subject to repurchase. Common stock options and warrants are converted using the treasury stock method. Basic and diluted net loss per share are equal for the periods presented because the impact of common stock equivalents is anti-dilutive. Potentially dilutive securities totaling 5,973,309 and 5,448,744 shares for the quarters ended June 30, 2002 and July 1, 2001, respectively, were excluded from diluted net loss per share due to their anti-dilutive effect.

NOTE 7. COMMITMENTS AND CONTINGENCIES

     On November 15, 2001, a securities class action was filed in the United States District Court in the Southern District of New York against two of our officers and directors and certain underwriters who participated in our initial public offering in late 1999. The complaint alleges violations under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and seeks unspecified damages on behalf of persons who purchased our stock during the period October 1, 1999 through December 6, 2000. We believe this suit is without merit and we intend to defend ourselves vigorously in this matter. Accordingly, we have not recognized any liability related to this claim.

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

We sell our products primarily to a limited number of customers. Avid Technology and Hewlett-Packard Company represented 21.1% and 19.3% of revenue, respectively, for the three months ended June 30, 2002. Sun Microsystems, Hewlett-Packard Company, formerly Compaq Computer Corporation, and Avid Technology represented 45.9%, 23.0% and 11.0% of revenue, respectively for the three months ended July 1, 2001. No other individual customer represented more than 10.0% of our total revenue in those periods. While we are seeking to diversify our customer base and expand the portion of our revenue that is derived from sales through various distribution channels, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of OEMs. We may not be successful in our efforts to diversify our customer base and the loss of one of our key customers could significantly reduce our total revenue. During the three months ended June 30, 2002 and July 1, 2001, 13.2% and 8.3%, respectively, of our total revenue was derived from sales to distribution channel customers.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Revenue
Systems	100.0%	61.2%	100.0%	59.9%
Components	—	38.8	—	40.1

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	52.0	61.6	53.6	62.5

Gross profit	48.0	38.4	46.4	37.5

Operating expenses
Research and development	49.7	56.6	62.6	61.1
Selling, general and administrative	58.0	60.8	57.2	69.8
Amortization of goodwill (2001 only) and identifiable intangibles	2.3	2.9	2.3	3.5
Amortization of stock-based compensation	2.4	4.3	4.1	6.4

	112.4	124.6	126.2	140.8
Restructuring costs	36.9	—	18.7	—
Sale of assets	(93.2)	—	(46.8)	—

	56.1	124.6	98.1	140.8

Loss from operations	(8.1)	(86.2)	(51.7)	(103.3)
Other income, net	3.7	6.9	3.9	8.1

Net loss	(4.4)%	(79.2)%	(47.8)%	(95.1)%

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE AND SIX MONTHS ENDED JULY 1, 2001

     Revenue. Our Systems revenue in the second quarter of fiscal 2002 increased 21.1% from the second quarter of fiscal 2001 to $4.8 million. Our Systems revenue in the first six months of fiscal 2002 increased 26.9% from the first six months of fiscal 2001 to $9.5 million. The increase in Systems revenue for the second quarter and first six months of fiscal 2002 compared with the same periods last year was primarily a result of increased royalty revenue and the recognition of deferred revenue relating to our OEM Software License and Distribution agreement with Fujitsu Softek. Total revenue in the second quarter of fiscal 2002 decreased by 25.9% from the second quarter of fiscal 2001 to $4.8 million. Total revenue in the first six months of fiscal 2002 decreased by 24.0% from the first six months of fiscal 2001 to $9.5 million. The decrease in total revenue for the fiscal 2002 periods is the result of discontinuing the manufacture and sale of our transceiver products during the second quarter of fiscal 2001. We did not recognize any Components revenue for the first six months of fiscal 2002.

     During the second quarter of fiscal 2002, in conjunction with the sale of our SAN management software assets, our OEM Software License and Distribution agreement with Fujitsu Softek terminated. As a result, we recognized $466 of revenue from deferred revenue related to the agreement. We will not recognize revenue relating to this agreement in the future. In addition, during the second quarter and first six months of fiscal 2002 we recognized royalty revenue of $423 and $488, respectively, related to other license agreements.

     Gross profit. Cost of revenue includes the cost to acquire finished products from a third party manufacturer of our products, costs we incur related to engineering services we provide, expenses we incur related to inventory management, product quality testing, customer order fulfillment, and provisions for warranty expenses and inventory obsolescence. The gross profit percentage in the second quarter of fiscal 2002 was 48.0% compared with 38.4% in the second quarter of fiscal 2001. The gross profit percentage in the first six months of fiscal 2002 was 46.4% compared with 37.5% in the first six months of fiscal 2001. The increase in gross profit as a percentage of revenue during the second quarter and first six months of fiscal 2002 as compared with the same periods last year is primarily due to increased royalty revenue, higher-margin revenue resulting from sales of our Inspeed-based products and a decrease in expense relating to provisions for obsolete inventory.

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

     Research and development expenses. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and sustaining engineering of our products, consulting and outside service fees, costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses in the second quarter of fiscal 2002 decreased 35% from the second quarter of fiscal 2001 to $2.4 million. As a percentage of revenue, research and development expenses decreased in the second quarter of fiscal 2002 compared with the second quarter of fiscal 2001 to 49.7%. Research and development expenses in the first six months of fiscal 2002 decreased by 22.2% from the first six months of fiscal 2001 to $6.0 million. As a percentage of revenue, research and development expenses increased in the first six months of fiscal 2002 compared with the first six months of fiscal 2001 to 62.6%.

     The decrease in research and development expenses in absolute dollars and as a percentage of revenue for the second quarter of fiscal 2002 and in absolute dollars for the first six months of fiscal 2002 compared with the same periods in fiscal 2001 is due to a reduction in salaries and related expenses, a reduction in depreciation expense and the re-classification of engineering costs related to engineering service as cost of revenue. The sale of the SAN management software assets combined with the April 2002 restructuring plan resulted in a decrease in headcount in the research and development department and the write-off of research and development related assets. The slight increase in research and development expenses as a percentage of revenue in the first six months of fiscal 2002 compared with the first six months of fiscal 2001 is primarily due to the decline in total revenue resulting from the discontinuance of our tranceiver product sales.

     We believe that continued investment in research and development is an essential element of our strategic objectives to design quality products while reducing costs. We expect research and development expenses to continue to represent a significant portion of our overall operating expenses.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, finance and information technology support functions, as well as professional fees, allowance for doubtful accounts receivable, trade shows and other marketing activities. Selling, general and administrative expenses in the second quarter of fiscal 2002 decreased by 29.2% from the second quarter of fiscal 2001 to $2.8 million. As a percentage of revenue, selling, general and administrative expenses decreased in the second quarter of fiscal 2002 compared with the second quarter of fiscal 2001 to 58.0%. Selling, general and administrative expenses in the first six months of fiscal 2002 decreased by 37.8% from the first six months of fiscal 2001 to $5.5 million. As a percentage of revenue, selling, general and administrative expenses decreased in the first six months of fiscal 2002 compared with the first six months of fiscal 2001 to 57.1%.

     The decrease in selling, general and administrative expenses in absolute dollars and as a percentage of revenue for the second quarter and first six months of fiscal 2002 compared with the same periods in fiscal 2001 is primarily due to a reduction in salaries and related expenses as a result of a reduction in the number of personnel engaged in sales, finance and information technology support functions combined with reduced levels of related expenses. We anticipate that selling, general and administrative expenses will continue at a lower level in fiscal 2002 as compared with fiscal 2001 as we continue to manage costs, maximize operating efficiencies and leverage our current infrastructure.

     Amortization of goodwill (2001 only) and identifiable intangibles. Amortization of goodwill (2001 only) and identifiable intangibles in the second quarter of fiscal 2002 decreased by 42.9% from the second quarter of fiscal 2001 to $109. As a percentage of revenue, amortization of goodwill (2001 only) and identifiable intangibles decreased in the second quarter of fiscal 2002 compared with the second quarter of 2001 to 2.3%. Amortization of goodwill (2001 only) and identifiable intangibles in the first six months of fiscal 2002 decreased by 50.2% from the first six months of fiscal 2001 to $218. As a percentage of revenue, amortization of goodwill (2001 only) and other identifiable intangibles decreased in the first six months of fiscal 2002 compared to the first six months of fiscal 2001 to 2.3%.

     In accordance with FAS 142 we ceased amortizing goodwill, beginning in fiscal year 2002. The amortization expense in the second quarter and first six months of fiscal 2002 represents the amortization expense related to capitalized core technology resulting from the acquisition of Arcxel Technologies in 1998.

     We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. We performed an impairment test of goodwill as of December 31, 2001 and concluded that goodwill was not impaired.

     Amortization of stock-based compensation. Total amortization of stock-based compensation was $120 and $290 for the second quarter of fiscal 2002 and fiscal 2001, respectively. Of these amounts, $2 and $7, respectively, were included in cost of revenue. Total amortization of stock-based compensation was $400 and $816 for the first six months of fiscal 2002 and fiscal 2001, respectively. Of these amounts $7 and $18, respectively, were included in the cost of revenue. At June 30, 2002, unamortized stock-based compensation was approximately $354.

     Restructuring costs. During April 2002, we adopted and implemented a restructuring plan to reduce our cost structure and focus on our InSpeed-based product development and sales. As a result of the plan, we recorded restructuring charges of $1.8 million.

     The restructuring plan included a reduction of approximately 22% of our workforce across all departments. The workforce reduction resulted in a charge of $393 relating primarily to severance.

     The restructuring plan included the write-off of property and equipment that was disposed or removed from operations and resulted in a charge of $400. The property and equipment consisted primarily of computer equipment and related software, production and engineering equipment, and office equipment, furniture, and fixtures. We also recorded other restructuring costs of $83 relating primarily to impairment of operating lease agreements for equipment and professional fees incurred in connection with the restructuring activities.

     The restructuring plan included a charge of $899 for the consolidation of space within our Bothell, Washington corporate headquarters and our engineering facility in Irvine, California. This charge includes the cost associated with the idle facility space at these locations for the remainder of the lease terms.

The restructuring charges are summarized as follows:

				Accrued
				Restructuring
		Noncash		Costs as of
Category	Total Charge	Charges	Cash Payments	June 30, 2002

Workforce reduction	$393	$—	$(272)	$121
Consolidation of excess facilities	899	—	(101)	798
Impairment of long-lived assets and other charges	483	(400)	(59)	24

Total	$1,775	$(400)	$(432)	$943

     Remaining cash expenditures relating to workforce reductions and operating lease agreements for equipment will be paid through the fourth quarter of fiscal 2002. Amounts related to excess facilities space will be paid over the respective lease terms through the first quarter of fiscal 2005. The restructuring plan has reduced costs in all areas of our operations, favorably impacting cost of sales, selling, general and administrative expenses and research and development expenses.

     Sale of assets. On April 15, 2002, we closed a transaction with Fujitsu Softek, involving the acquisition by Fujitsu Softek of our SAN management software assets, including our SAN management software, SAN InSite™, associated intellectual property and key development team resources. Upon closing of the transaction we received $2.5 million and a note for $2.5 million, which is due and payable January 15, 2003. In addition, we have the right to receive up to an additional $5.0 million from sales of Fujitsu Softek products based on SAN InSite during the four-year period after the closing. Net of associated costs and expenses, we recorded a gain on sale from this transaction of $4.5 million.

     Other income, net. Other income, net consists of interest income, interest expense and other miscellaneous income or expense. Other income, net was $177 and $451 for the second quarter of fiscal 2002 and fiscal 2001, respectively. Other income, net was $368 and $1.0 million for the first six months of fiscal 2002 and fiscal 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the sale of common stock and preferred stock with aggregate proceeds of approximately $114.8 million. Additionally, we have financed our operations through capital equipment lease lines, working capital credit facilities, notes payable, $6.9 million in net cash received from the sale of our laser diode fabrication facility and gigabit Ethernet product line and $2.0 million in net cash received from the sale of our SAN management software assets. Our principal sources of liquidity at June 30, 2002 consisted of $7.8 million in cash and cash equivalents and $13.2 million in short-term investments. As a result of the sale of our SAN management software assets, we received a promissory note for $2.5 million, and expect to receive the cash proceeds during January 2003. In addition, we may receive future proceeds of up to an additional $5.0 million based on the sale by Fujitsu Softek of SAN InSite-based products. However, we cannot be certain we will receive any future payments based on Fujitsu Softek sales.

     Cash utilized by operating activities was $6.5 million for the six months ended June 30, 2002, and was due primarily to our operating loss, net of non-cash expenses, offset by a reduction in working capital required to fund our operations. Cash provided by investing activities was $9.9 million and was related to maturities of short-term investments and $2.5 million received in conjunction with the sale of SAN management software assets offset by purchases of short-term investments and capital expenditures of $388. Cash used in financing activities was $612 and was primarily due to payments on our capital leases offset by proceeds from the exercise of stock options.

     As of June 30, 2002, we had an accumulated deficit of $128.6 million and have never been profitable. We reduced our work force during fiscal 2001 and did so again during the second quarter of fiscal 2002 through the sale of our SAN management software assets and by further aligning our resources to execute our strategies. We plan to grow our revenue base and to continue to control our expenses in order to achieve profitability. However, we cannot be certain that we will ever realize sufficient revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

     We have incurred significant losses since inception, most recently a net loss of $215 for the three months ended June 30, 2002, which included a gain on sale of assets of $4.5 million, and we expect to incur losses in the future. As of June 30, 2002, we had an accumulated deficit of $128.6 million. We expect to incur significant product development, sales and marketing and administrative expenses, and we will need to generate significant revenue to achieve and maintain profitability. We cannot be certain that we ever will realize sufficient revenue to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

     As a result of these and other factors, we believe that period to period comparisons of our operating results should not be relied upon as an indicator of our future performance. It is likely that in some future period our operating results will be below our guidance, your expectations or the expectations of any public market analyst.

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

     Our success will depend on our continued ability to develop and manage relationships with significant OEMs, resellers and integrators, as well as on the sales efforts and success of these customers. Revenue from Avid Technology and Hewlett-Packard represented 21.1% and 19.3% of revenue, respectively, for the three months ended June 30, 2002. Although we are attempting to expand our base of OEMs and resellers, most of our future revenue may come from a small number of customers.

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

     Our embedded switches are targeted at a new and evolving market. As yet, no Fibre Channel switch providers have introduced similar technology to our InSpeed range of products. As this market grows we may face competition from legacy switch providers, or OEMs may choose to develop competing technology themselves.

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

     We rely on OEMs and resellers, including Vitesse Semiconductor in the case of our InSpeed-based ASICs, to distribute and sell our products. Our success depends substantially on our ability to initiate, manage and expand our relationships with OEMs and resellers, our ability to attract additional resellers and the sales efforts of these OEMs and resellers. Our failure to manage and expand our relationships with OEMs and resellers, or their failure to market and sell our products effectively, could substantially reduce our revenue and seriously harm our business.

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

     We rely on Suntron Corporation, formerly K*Tec Electronics Corporation, an outside contract-manufacturing firm, to manufacture, store and ship our products. We share Suntron’s manufacturing and assembly capacity with numerous companies whose needs may conflict with ours. If Suntron is unable or unwilling to complete production runs for us in the future, or experiences any significant delays in completing production runs or shipping our products, the manufacturing, assembly and sale of our products could be temporarily suspended. We have in the past experienced delivery problems based on capacity constraints for production, test and material supply. If our product volume requirements increase, we may find it necessary to augment our manufacturing and assembly capacity by engaging new subcontract manufacturers. We may not be successful in finding qualified manufacturers that meet our needs. An interruption in supply of our products, or additional costs incurred to qualify and shift production to an alternative manufacturing and assembly facility, would significantly harm our business, results of operations and financial condition.

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

     Fibre Channel products frequently contain undetected software or hardware defects when first introduced or as new versions are released. Our products are complex and problems may be found from time to time in our existing, new or enhanced products. Our products incorporate components manufactured by third parties. We have in the past experienced difficulties with quality and reliability of components obtained from third parties, and we could experience similar problems in the future. In addition, our products are integrated with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

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

     We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, sales and marketing, finance and operations personnel. The loss of services of any of our key personnel could have a negative impact on our business. Some of our employees, including our Vice President of Worldwide Sales, have only recently joined us. If we are unable to integrate new employees in a timely and cost-effective manner, our operating results may suffer. We also need to increase the number of technical staff members with experience in high-speed networking applications and ASIC design as we further develop our product line. Competition for these highly skilled employees in our industry is intense. Our failure to attract and retain these key employees could have a material adverse effect on our business, results of operations and financial condition.

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

     Our revenue from international sales represented 42.4% of our total revenue for the three months ended June 30, 2002. We plan to expand our international sales, especially in Europe and Asia. Our international sales growth will be limited if we are unable to establish relationships with international distributors, establish foreign operations, effectively manage international sales channels and develop relationships with service organizations. We cannot be certain that we will be able to establish, generate and build market demand for our products internationally. Our international operations will be subject to a number of risks, including:

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

     Our investment portfolio, with a fair value of $13.2 million as of June 30, 2002, is invested in commercial paper, government securities and corporate indebtedness that could experience an adverse decline in fair value should an increase in interest rates occur. In addition, declines in interest rates could have an adverse impact on interest earnings for our investment portfolio. We do not currently hedge against this interest rate exposure.

     All of our revenue is realized in U.S. dollars and is from customers primarily headquartered in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange risk.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Our Registration Statement on Form S-1 (No. 333-81347) for the initial public offering of our common stock became effective September 30, 1999. The initial public offering resulted in net proceeds to us of $82.8 million. Expenses related to the offering totaled approximately $1.4 million. Through June 30, 2002, the proceeds were applied to repay $12.3 million in debt, $6.2 million in capital lease obligations, $4.7 million was used to purchase property and equipment, $432,000 was used to pay expenses relating to our restructuring plan and $46.5 million was used for working capital and general purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s Annual Meeting of Stockholders was held on May 22, 2002 in Bothell, Washington. Of the 23,983,663 shares outstanding as of the record date, 21,066,223 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows.

1.	To elect two (2) Class Three Directors to serve until the 2005 Annual Meeting of Stockholders and until a successor is duly elected and qualified.

Name	For	Withheld

James M. McCluney	20,834,115	232,108
Timothy M. Spicer	20,907,967	158,256

2.	Appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for its fiscal year ending December 29, 2002.

Votes For:	20,973,646
Votes Against:	43,964

Directors continuing in office until the 2003 Annual Meeting of Stockholders are Robert Q. Cordell II, Charles A. Haggerty and Werner F. Wolfen.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

EXHIBIT
NUMBER	DESCRIPTION

2.1 (1)	Asset Purchase Agreement between Registrant and Fujitsu Software Technology Corporation, dated April 4, 2002 (Exhibit 2.1)
2.2 (1)	First Amendment to Asset Purchase Agreement between Registrant and Fujitsu Software Technology Corporation, dated April 15, 2002 (Exhibit 2.2)
3.1 (2)	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)
3.2 (3)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)
3.3 (2)	Bylaws of the Registrant (Exhibit 3.4)
4.1 (2)	Specimen Stock Certificate (Exhibit 4.1)
4.2 (2)	Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.2)
4.3 (2)	First Amendment to Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.3)
4.4 (3)	Rights Agreement dated November 15, 2000, between the Registrant and Computer Share Trust Company, Inc. (Exhibit 4.1)
4.5 (3)	Form of Rights Certificate (Exhibit 4.2)
99.1	Certification of James M. McCluney, Chief Executive Officer and Kurtis L. Adams, Chief Financial Officer

(1)	Incorporated by reference to designated exhibits to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2002.

(2)	Incorporated by reference to designated exhibits to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-81347), declared effective on September 30, 1999.

(3)	Incorporated by reference to designated exhibits to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.

(b)	Reports on Form 8-K:

We filed the following reports on Form 8-K during the second quarter of 2002 and through the filing of this Quarterly Report:

(i)	Form 8-K dated April 30, 2002 announcing the sale of certain assets to Fujitsu Software Technology Corporation.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2002	VIXEL CORPORATION /s/ Kurtis L. Adams Kurtis L. Adams Chief Financial Officer, Vice President of Finance, Secretary and Treasurer (Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

2.1 (1)	Asset Purchase Agreement between Registrant and Fujitsu Software Technology Corporation, dated April 4, 2002 (Exhibit 2.1)
2.2 (1)	First Amendment to Asset Purchase Agreement between Registrant and Fujitsu Software Technology Corporation, dated April 15, 2002 (Exhibit 2.2)
3.1 (2)	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)
3.2 (3)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)
3.3 (2)	Bylaws of the Registrant (Exhibit 3.4)
4.1 (2)	Specimen Stock Certificate (Exhibit 4.1)
4.2 (2)	Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.2)
4.3 (2)	First Amendment to Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.3)
4.4 (3)	Rights Agreement dated November 15, 2000, between the Registrant and Computer Share Trust Company, Inc. (Exhibit 4.1)
4.5 (3)	Form of Rights Certificate (Exhibit 4.2)
99.1	Certification of James M. McCluney, Chief Executive Officer and Kurtis L. Adams, Chief Financial Officer

(1)	Incorporated by reference to designated exhibits to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2002.

(2)	Incorporated by reference to designated exhibits to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-81347), declared effective on September 30, 1999.

(3)	Incorporated by reference to designated exhibits to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.