Form 10-Q
period 2002-09-29
VIXEL CORP
filed 2002-11-13
CIK 1087955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2002

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

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

       The number of shares outstanding of the Registrant’s common stock, $.0015 par value, as of October 27, 2002 was 24,787,229.

VIXEL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VIXEL CORPORATION
CONDENSED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	September 29, 2002	December 30, 2001

Assets
Current assets
Cash and cash equivalents	$4,948	$5,036
Short-term investments	14,311	20,942
Accounts receivable, net of allowance for doubtful accounts of $215 and $389, respectively	3,864	2,995
Inventories	1,855	2,951
Note receivable	2,500	—
Prepaid expenses and other current assets	769	1,271

Total current assets	28,247	33,195
Property and equipment, net of accumulated depreciation of $6,765 and $10,396	2,401	4,299
Goodwill and identifiable intangibles, net	533	948
Other assets	227	323

Total assets	$31,408	$38,765

Liabilities and stockholders’ equity
Current liabilities
Capital lease obligations, current portion	$266	$1,340
Accounts payable	3,389	4,046
Accrued liabilities	4,486	4,022
Deferred revenue	822	1,147
Accrued restructuring costs	334	—

Total current liabilities	9,297	10,555
Capital lease obligations, net of current portion	39	184
Accrued restructuring costs, net of current portion	397	—

Total liabilities	9,733	10,739

Commitments and contingencies
Stockholders’ equity
Common stock, $.0015 par value; 60,000,000 shares authorized; 24,569,546 and 24,272,229 shares issued; 24,347,646 and 24,050,329 shares outstanding at September 29, 2002 and December 30, 2001, respectively	36	36
Additional paid-in capital	157,242	156,922
Stock-based compensation	(235)	(765)
Notes receivable from stockholders	(3,745)	(3,745)
Treasury stock, at cost; 288,566 shares	(348)	(348)
Accumulated deficit	(131,275)	(124,074)

Total stockholders’ equity	21,675	28,026

Total liabilities and stockholders’ equity	$31,408	$38,765

The accompanying notes are an integral part of these condensed financial statements.

VIXEL CORPORATION
CONDENSED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended

	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Revenue:
Systems	$5,014	$4,607	$14,544	$12,117
Components	—	—	—	5,034

Total revenue	5,014	4,607	14,544	17,151
Cost of revenue (1)	2,543	3,439	7,647	11,275

Gross profit	2,471	1,168	6,897	5,876

Operating expenses:
Research and development (2)	2,271	3,700	8,240	11,369
Selling, general and administrative (3)	2,842	2,943	8,287	11,700
Amortization of goodwill ( 2001 only) and other intangibles	109	191	327	629
Amortization of stock-based compensation	117	278	510	1,075

	5,339	7,112	17,364	24,773
Restructuring costs and adjustments	(33)	—	1,742	—
Loss (gain) on sale of assets	10	—	(4,444)	—

Total operating expenses	5,316	7,112	14,662	24,773

Loss from operations	(2,845)	(5,944)	(7,765)	(18,897)
Other income, net	196	346	564	1,365

Net loss	$(2,649)	$(5,598)	$(7,201)	$(17,532)

Basic and diluted net loss per share	$(0.11)	$(0.24)	$(0.30)	$(0.75)

Weighted-average shares outstanding	24,161	23,627	23,951	23,464

(1)	Includes amortization of stock-based compensation of $2 and $5 for the three months ended September 29, 2002 and September 30, 2001, respectively, and $8 and $23 for the nine months ended September 29, 2002 and September 30, 2001, respectively.

(2)	Excludes amortization of stock-based compensation of $3 and $6 for the three months ended September 29, 2002 and September 30, 2001, respectively, and $11 and $25 for the nine months ended September 29, 2002 and September 30, 2001, respectively.

(3)	Excludes amortization of stock-based compensation of $114 and $272 for the three months ended September 29, 2002 and September 30, 2001, respectively, and $499 and $1,050 for the nine months ended September 29, 2002 and September 30, 2001, respectively.

The accompanying notes are an integral part of these condensed financial statements.

VIXEL CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED

	September 29, 2002	September 30, 2001

Cash flows from operating activities
Net loss	$(7,201)	$(17,532)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,088	3,104
Amortization of goodwill (2001 only) and identifiable intangibles	327	532
Stock-based compensation	518	1,098
Non-cash restructuring costs	400	—
Gain on sale of assets	(4,444)	—
Changes in
Accounts receivable, net	(869)	4,829
Inventories	1,096	(2,629)
Prepaid expenses and other assets	478	1,375
Accounts payable and accrued liabilities	(193)	(675)
Deferred revenue	(325)	(200)
Accrued restructuring costs	731	—

Net cash used in operating activities	(7,394)	(10,098)

Cash flows from investing activities
Purchase of short-term investments	(11,683)	(25,878)
Maturities of short-term investments	18,314	29,519
Purchase of property and equipment	(660)	(950)
Proceeds from sales of assets, net of transaction costs	2,155	—

Net cash provided by investing activities	8,126	2,691

Cash flows from financing activities
Receipt of payment on stockholder note receivable	—	1,377
Proceeds from issuance of note payable	319	—
Principal payments on note payable	(319)	—
Principal payments on capital lease obligations	(1,152)	(1,955)
Amortization of debt issuance costs	—	1
Purchase of Treasury Stock	—	(167)
Proceeds from exercise of stock options	332	314

Net cash used in financing activities	(820)	(430)

Net decrease in cash and cash equivalents	(88)	(7,837)
Cash and cash equivalents, beginning of period	5,036	17,066

Cash and cash equivalents, end of period	$4,948	$9,229

Cash paid for interest	$52	$234
Equipment purchased under capital leases	$53	$35
Use of prepaid expense in satisfaction of capital lease obligations	$120	$—
Note receivable for sale of assets	$2,500	$—

The accompanying notes are an integral part of these condensed financial statements.

VIXEL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Information for the three and nine months ended
September 29, 2002 and September 30, 2001)
(In Thousands, Except Share Amounts)
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

       The accompanying condensed financial statements as of September 29, 2002 and for the three and nine month periods ended September 29, 2002 and September 30, 2001 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three and nine month periods ended September 29, 2002 are not necessarily indicative of future financial results.

       Investors should read these interim statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and notes thereto for the fiscal year ended December 30, 2001 included in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on April 1, 2002.

       Certain prior year amounts have been reclassified to conform to the 2002 presentation.

NOTE 2.  INVENTORIES

       Inventories consist of the following:

	September 29, 2002	December 30, 2001

Raw materials	$3,932	$4,781
Finished goods	1,693	2,232
Less: write-down to expected realizable value	(3,770)	(4,062)

	$1,855	$2,951

NOTE 3.  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

       In June 2001, the Financial Accounting Standards Board, or FASB, issued FAS No. 142, “Goodwill and Other Intangible Assets” which requires the company to discontinue amortization of goodwill as of December 31, 2001. We adopted FAS 142 during the first quarter of 2002 and ceased amortizing goodwill with a net book value of $369 as of the beginning of fiscal 2002. The adoption of FAS 142 resulted in reducing our net loss by $82 and $246 for the three and nine months ended September 29, 2002; and reducing our basic and diluted net loss per share by $.01 for the nine months ended September 29, 2002.

       The following table presents net loss and net loss per share for the three and nine months ended September 30, 2001 on a pro forma basis as if FAS 142 had been adopted on January 1, 2001:

	Three months ended September 30, 2001	Nine months ended September 30, 2001

Net loss - as reported	$(5,598)	$(17,532)
Amortization of goodwill	82	246

Net loss - as adjusted	$(5,516)	$(17,286)

Basic and diluted net loss per share - as adjusted	$(0.23)	$(0.74)

Weighted-average shares outstanding	23,627	23,464

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

       Goodwill and identifiable intangible assets as of September 29, 2002 and December 30, 2001 consist of the following:

	September 29, 2002		December 30, 2001

	Gross Book Value	Net Book Value	Gross Book Value	Net Book Value

Core Technology	$2,183	$164	$2,183	$491
Capitalized Software	—	—	106	88
Goodwill	3,555	369	3,555	369

Total	$5,738	$533	$5,844	$948

       We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. Consistent with the requirements of FAS 142, we performed an impairment test of goodwill as of December 31, 2001. As of September 29, 2002, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

NOTE 4.  RESTRUCTURING COSTS

       During April 2002, we adopted and implemented a restructuring plan to reduce our cost structure and focus on our InSpeed-based product development and sales. As a result of the plan, we recorded restructuring charges of $1.7 million.

       The restructuring plan included a reduction of approximately 22% of our workforce across all departments. During the second quarter of fiscal 2002, the workforce reduction resulted in a charge of $393 relating primarily to severance. During the third quarter of fiscal 2002, this amount was adjusted by $33 resulting in a net charge of $360 relating primarily to severance.

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

The restructuring charges are summarized as follows:

Category	Total Charge	Noncash Charges	Cash Payments	Accrued Restructuring Costs as of September 29, 2002

Workforce reduction	$360	$—	$(342)	$18
Consolidation of excess facilities	899	—	(202)	697
Impairment of long-lived assets and other charges	483	(400)	(67)	16

Total	$1,742	$(400)	$(611)	$731

       Remaining cash expenditures relating to workforce reductions and operating lease agreements for equipment are expected to be paid through the fourth quarter of fiscal 2002. Amounts related to excess facilities space are expected to be paid over the respective lease terms through the first quarter of fiscal 2005.

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

NOTE 6.  NET LOSS PER SHARE

       Basic net loss per share represents the net loss divided by the weighted-average number of common shares outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net loss per share represents net loss divided by the weighted-average number of common shares outstanding including the potentially dilutive impact of common stock options and warrants and shares of restricted stock subject to repurchase. Common stock options and warrants are converted using the treasury stock method. Basic and diluted net loss per share are equal for the periods presented because the impact of common stock equivalents is anti-dilutive. Potentially dilutive securities totaling 5,980,587 and 5,470,980 shares for the quarters ended September 29, 2002 and September 30, 2001, respectively, were excluded from diluted net loss per share due to their anti-dilutive effect.

NOTE 7. COMMITMENTS AND CONTINGENCIES

     On November 15, 2001, a securities class action was filed in the United States District Court in the Southern District of New York against the company, two of our officers and directors and certain underwriters who participated in our initial public offering in late 1999. The complaint alleges violations under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and seeks unspecified damages on behalf of persons who purchased our stock during the period October 1, 1999 through December 6, 2000. On October 9, 2002, our officers and directors were dismissed from the suit without prejudice, pursuant to an agreement extending the statute of limitations until September 30, 2003. We believe this suit is without merit and we intend to defend ourselves vigorously in this matter. Accordingly, we have not recognized any liability related to this claim.

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

     This document contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

OVERVIEW

     We provide comprehensive Fibre Channel-based technologies and products for data storage solutions and storage networking applications. Our offering consists of a variety of switch and hub products that connect computers to data storage devices in a network configuration and a “switch-on-a-chip” Application Specific Integrated Circuit, or ASIC, which can be embedded in a variety of data storage devices to enhance performance, improve availability, and increase the reliability of these devices. This new embedded switching technology can be sold in chip, blade or box form to original equipment manufacturers, or OEMs, for inclusion in their solutions. Our storage networking interconnect products are sold primarily as fully integrated switches and hubs through OEMs, integrators and value-added resellers.

     During 2001, we used our expertise in Fibre Channel switching technologies to develop a “switch-on-a-chip” ASIC, or SOC. This SOC incorporates our InSpeedTM technology, which is an advanced switching architecture that results in a single chip capable of handling multiple Fibre Channel devices. This SOC can be embedded into storage enclosure devices such as redundant array of independent disks enclosures, tape libraries, network-attached storage environments and next generation storage systems to enhance the performance and scaling of these solutions as well as improve device availability and reliability. We are also using this SOC in Fibre Channel switches and blades that can be embedded by OEMs in their storage solutions. As part of our embedded storage switch strategy, we have licensed the manufacturing of our

Fibre Channel switch SOCs and sell SOCs both direct to OEMs and through distribution partners. This technology can also be used to offer high performance, low cost switches for entry-level storage area networks, or SANs.

     We derive substantially all of our revenue from the sale of Fibre Channel products, including SAN switches, hubs and embedded storage switch products. We also license certain technologies and receive royalty revenue and provide engineering services and receive service revenue. Systems revenue consists of revenue generated from our Fibre Channel products, embedded storage switch products, royalties and services. Historically, component revenue consisted primarily of revenue generated from the sale of transceiver products to OEMs for use in their products. However, during the second quarter of 2001, we discontinued the manufacturing and selling of transceiver products.

     We sell our products primarily to a limited number of customers. Hewlett-Packard Company and Avid Technology represented 60.4% and 12.4% of revenue, respectively, for the three months ended September 29, 2002. Sun Microsystems, Hewlett-Packard Company, formerly Compaq Computer, Avid Technology and Xyratex Technology Ltd, a contract manufacturer for Network Appliance, represented 21.2%, 19.5%, 11.1% and 10.8% of revenue, respectively, for the three months ended September 30, 2001. No other individual customer represented more than 10.0% of our total revenue in those periods. While we are seeking to diversify our customer base, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of OEMs. We may not be successful in our efforts to diversify our customer base and the loss of one of our key customers could significantly reduce our total revenue. During the three months ended September 29, 2002 and September 30, 2001, 15.3% and 19.1%, respectively, of our total revenue was derived from sales to distribution channel customers.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED

	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Revenue
Systems	100.0%	100.0%	100.0%	70.6%
Components	—	—	—	29.4

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	50.7	74.6	52.6	65.7

Gross profit	49.3	25.4	47.4	34.3

Operating expenses
Research and development	45.3	80.3	56.7	66.3
Selling, general and administrative	56.7	63.9	57.0	68.2
Amortization of goodwill (2001 only) and identifiable intangibles	2.2	4.1	2.2	3.7
Amortization of stock-based compensation	2.3	6.0	3.5	6.3

	106.5	154.4	119.4	144.4
Restructuring costs	(0.7)	—	12.0	—
Sale of assets	0.2	—	(30.6)	—

	106.0	154.4	100.8	144.4

Loss from operations	(56.7)	(129.0)	(53.4)	(110.2)
Other income, net	3.9	7.5	3.9	8.0

Net loss	(52.8)%	(121.5)%	(49.5)%	(102.2)%

THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2002 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

     Revenue . Our Systems revenue and total revenue in the third quarter of fiscal 2002 was $5.0 million, an 8.8% increase compared with Systems revenue and total revenue of $4.6 million in the third quarter of fiscal 2001. Our Systems revenue in the first nine months of fiscal 2002 was $14.5 million, an increase of 20.0% compared with $12.1 million in the first nine months of fiscal 2001. The increase in Systems revenue for the third quarter of fiscal 2002 compared with the third quarter of fiscal 2001 and for the first nine months of fiscal 2002 compared with the first nine months of fiscal 2001 was primarily a result of increased sales of our InSpeed-based products and our 2 gigabit-per-second, or gb/s, fabric switches. In the third quarter of fiscal 2002, these products represented approximately 74.2% of total revenue compared with approximately 17.5% of total revenue in the third quarter of fiscal 2001. Total revenue in the first nine months of fiscal 2002 was $14.5 million, a decrease of 15.2% from $17.2 million of total revenue in the first nine months of fiscal 2001. This decrease in total revenue is primarily the result of discontinuing the manufacture and sale of our transceiver products during the second quarter of fiscal 2001. We have not recognized any Components revenue since that time.

     Gross profit . Cost of revenue includes the cost to acquire finished products from a third party manufacturer of our products, costs we incur related to engineering services we provide, expenses we incur related to inventory management, product quality testing, customer order fulfillment, and provisions for warranty expenses and inventory obsolescence. The gross profit percentage in the first nine months of fiscal 2002 was 47.4% compared with 34.3% in the first nine months of fiscal 2001. The increase in gross profit as a percentage of revenue during the third quarter and first nine months of fiscal 2002 compared with the same periods last year is primarily due to increased higher-margin revenue resulting from sales of our Inspeed-based products, increased royalty revenue and a decrease in expense relating to provisions for obsolete inventory.

     Included in cost of revenue for the first nine months of fiscal 2001 were provisions for excess and obsolete inventory and purchase commitments totaling approximately $3.1 million. These provisions resulted primarily from transitioning out of the manufacturing and sales of transceiver products and a reduction in future revenue forecasts. Inventory purchases and commitments are based upon future sales forecasts. To mitigate component supply constraints that have existed in the past, our contract manufacturer built inventory levels for certain components with long lead times and entered into certain longer-term commitments for certain components. Due to a sudden and significant decrease in demand for certain of our products, inventory levels exceeded our requirements based on sales forecasts through the end of fiscal 2001. The excess inventory charge was calculated based on the inventory levels in excess of demand for each specific product. Cost of revenue in the first nine months of fiscal 2001 was reduced by $800 as a result of the settlement of a patent infringement claim related to our GBIC transceivers for less than previously estimated.

     Research and development expenses. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and sustaining engineering of our products, consulting and outside service fees, costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses were $2.3 million in the third quarter of fiscal 2002, a decrease of 38.6% compared with $3.7 million in the third quarter of fiscal 2001. As a percentage of revenue, research and development expenses decreased in the third quarter of fiscal 2002 to 45.3% compared with 80.3% in the third quarter of fiscal 2001. Research and development expenses in the first nine months of fiscal 2002 were $8.2 million, a decrease of 27.5% compared with $11.4 million in the first nine months of fiscal 2001. As a percentage of revenue, research and development expenses decreased in the first nine months of fiscal 2002 to 56.7% compared with 66.3% in the first nine months of fiscal 2001.

     The decrease in research and development expenses both in absolute dollars and as a percentage of revenue for the third quarter of fiscal 2002 and the first nine months of fiscal 2002 compared with the same periods in fiscal 2001 is due primarily to a reduction in salaries and related expenses, and a reduction in depreciation expense. The sale of our SAN management software assets combined with the April 2002 restructuring plan resulted in a decrease in headcount devoted to research and development and the write-off of certain research and development related assets.

     We believe that continued investment in research and development is an essential element of our strategic objectives to design quality products while reducing costs. We expect research and development expenses to continue to represent a significant portion of our overall operating expenses and to increase in the fourth quarter of fiscal 2002 as compared with the third quarter of fiscal 2002 as a result of non-recurring engineering charges incurred in the development of our next generation ASIC products.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, finance and information technology support functions, as well as professional fees, allowance for doubtful accounts receivable, and expenses related to various marketing activities. Selling, general and administrative expenses in the third quarter of fiscal 2002 were $2.8 million, a decrease of 3.4% compared with $2.9 million in the third quarter of fiscal 2001. As a percentage of revenue, selling, general and administrative expenses decreased in the third quarter of fiscal 2002 to 56.7% compared with 63.9% in the third quarter of fiscal 2001. Selling, general and administrative expenses in the first nine months of fiscal 2002 were $8.3 million, a decrease of 29.2% compared with $11.7 million in the first nine months of fiscal 2001. As a percentage of revenue, selling, general and administrative expenses decreased in the first nine months of fiscal 2002 to 57.0% compared with 68.2% in the first nine months of fiscal 2001.

     The decrease in selling, general and administrative expenses in both absolute dollars and as a percentage of revenue for the third quarter and first nine months of fiscal 2002 compared with the same periods in fiscal 2001 is primarily due to a reduction in salaries and related expenses as a result of a reduction in the number of personnel engaged in sales, finance and information technology support functions combined with reduced levels of related expenses.

     Amortization of goodwill (2001 only) and identifiable intangibles. Amortization of goodwill (2001 only) and identifiable intangibles in the third quarter of fiscal 2002 was $109, a decrease of 42.9% compared with $191 in the third quarter of fiscal 2001. Amortization of goodwill (2001 only) and identifiable intangibles in the first nine months of fiscal 2002 was $327, a decrease of 48.0% compared with $629 in the first nine months of fiscal 2001.

     In accordance with FAS 142 we ceased amortizing goodwill at the beginning of fiscal year 2002. The amortization expense in the third quarter and first nine months of fiscal 2002 represents the amortization expense related to capitalized core technology resulting from the acquisition of Arcxel Technologies in 1998.

     We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. We performed an impairment test of goodwill as of December 31, 2001 and concluded that goodwill was not impaired.

     Amortization of stock-based compensation. Total amortization of stock-based compensation was $119 and $283 for the third quarter of fiscal 2002 and fiscal 2001, respectively. Of these amounts, $2 and $5, respectively, were included in cost of revenue. Total amortization of stock-based compensation was $518 and $1.1 million for the first nine months of fiscal 2002 and fiscal 2001, respectively. Of these amounts $8 and $23, respectively, were included in the cost of revenue. At September 29, 2002, unamortized stock-based compensation was approximately $235.

     Restructuring costs. During April 2002, we adopted and implemented a restructuring plan to reduce our cost structure and focus on our InSpeed-based product development and sales. As a result of the plan, we recorded restructuring charges in the first nine months of fiscal 2002 of $1.7 million.

     The restructuring plan included a reduction of approximately 22% of our workforce across all functions. The workforce reduction resulted in a charge of $360, net of adjustments, relating primarily to severance.

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

     The restructuring charges are summarized as follows (in thousands):
Category	Total Charge	Noncash Charges	Cash Payments	Accrued Restructuring Costs as of September 29, 2002

Workforce reduction	$360	$—	$(342)	$18
Consolidation of excess facilities	899	—	(202)	697
Impairment of long-lived assets and other charges	483	(400)	(67)	16

Total	$1,742	$(400)	$(611)	$731

     Remaining cash expenditures relating to workforce reductions and operating lease agreements for equipment are expected to be paid through the fourth quarter of fiscal 2002. Amounts related to excess facilities space are expected to be paid over the respective lease terms through the first quarter of fiscal 2005. The restructuring plan has reduced costs in all areas of our operations, favorably impacting cost of sales, selling, general and administrative expenses and research and development expenses.

     Gain on sale of assets. On April 15, 2002, we closed a transaction with Fujitsu Softek, involving the acquisition by Fujitsu Softek of our SAN management software assets, including our SAN management software, SAN InSite™, associated intellectual property and key development team resources. Upon closing of the transaction we received $2.5 million and a note for $2.5 million, which is due and payable January 15, 2003. In addition, we have the right to receive up to an additional $5.0 million from sales of Fujitsu Softek products based on SAN InSite during the four-year period after the closing. Net of associated costs and expenses, we recorded a gain on sale from this transaction of $4.5 million.

     Other income, net. Other income, net consists of interest income, interest expense and other miscellaneous income or expense. Other income, net was $196 and $346 for the third quarter of fiscal 2002 and fiscal 2001, respectively. Other income, net was $564 and $1.4 million for the first nine months of fiscal 2002 and fiscal 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the sale of common stock and preferred stock with aggregate proceeds of approximately $115.1 million. Additionally, we have financed our operations through capital equipment lease lines, working capital credit facilities, notes payable, $6.9 million in net cash received from the sale of our laser diode fabrication facility and gigabit Ethernet product line and $2.2 million in net cash received from the sale of our SAN management software assets. Our principal sources of liquidity at September 29, 2002 consisted of $5.0 million in cash and cash equivalents and $14.3 million in short-term investments. As a result of the sale of our SAN management software assets in April 2002, we received a promissory note for $2.5 million, and expect to receive the cash proceeds during January 2003. In addition, we may receive future proceeds of up to an additional $5.0 million based on the sale by Fujitsu Softek of SAN InSite-based products. However, we cannot be certain we will receive any future payments based on Fujitsu Softek sales.

     Cash utilized by operating activities was $7.4 million for the nine months ended September 29, 2002, and was due primarily to our operating loss, net of non-cash expenses. Cash provided by investing activities was $8.1 million and resulted from maturities of short-term investments of $18.3 million, $2.2 million received in conjunction with the sale of SAN management software assets, net of transaction costs, offset by $11.7 million of purchases of short-term investments and capital expenditures of $660. Cash used in financing activities was $820 and was primarily due to payments on capital leases, offset by proceeds from the exercise of stock options.

     As of September 29, 2002, we had an accumulated deficit of $131.3 million and have never been profitable. We reduced our work force during fiscal 2001 and did so again during the second quarter of fiscal 2002 through the sale of our SAN InSite software assets and by further aligning our resources to execute our strategies. We plan to grow our revenue base and to continue to control our expenses in order to achieve profitability. However, we cannot be certain that we will ever realize sufficient revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

     Effective May 15, 2002, we adopted FAS No. 145 “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for all transactions occurring after May 15, 2002. FAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FAS No. 4 “Reporting Gains and Losses from the Extinguishment of Debt.” Extraordinary treatment will be required for certain extinguishments as provided in APB No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” FAS 145 also amends FAS 13 “Accounting for Leases” to require certain modifications to capital leases be treated as sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). Our adoption of FAS 145 did not materially impact our financial position, results of operations or cash flows.

     In June 2002, the FASB issued FAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3,“Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value when the liability is incurred versus on the date of the entity’s commitment to an exit plan as required under ETIF 94-3. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have incurred significant losses since our inception, we expect future losses, and we may not become profitable.

     We have incurred significant losses since inception, most recently a net loss of $2.6 million for the three months ended September 29, 2002. As of September 29, 2002, we had an accumulated deficit of $131.3 million. We expect to incur significant product development, sales and marketing and administrative expenses, and we will need to generate significant revenue to achieve and maintain profitability. We cannot be certain that we ever will realize sufficient revenue to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

     Our revenue and results of operations have varied on a quarterly basis in the past and may vary significantly in the future due to a number of factors, many of which may cause our stock price to fluctuate. Some of the factors that could affect our operating results include:

•	the size, terms and fluctuations of customer orders, particularly orders from a limited number of OEMs;

•	changes in general economic conditions and specific economic conditions in the computer storage and networking industries, including changes in spending levels for information technology products;

•	the timing of customer orders, a large percentage of which are generated in the last month of each quarter;

•	our ability to attain and maintain sufficient reliability levels for our products;

•	our ability to develop and market new products;

•	the timing of the introduction or enhancement of products by us, our OEMs and our competitors;

•	decreases in the prices at which we can sell our products;

•	the mix of products sold and the mix of distribution channels through which our products are sold;

•	the ability of our contract manufacturer to produce and distribute our products in a timely fashion; and

•	disruptions or downturn in general economic conditions as a result of a terrorist activity, military actions or other armed conflict.

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

     Our OEMs tend to order sporadically, and their purchases can vary significantly from quarter to quarter. Our OEMs generally forecast expected purchases in advance, but frequently do not order as expected and tend to place purchase orders only shortly before the scheduled delivery date. We plan our operating expenses based in part on revenue projections derived from our OEMs’ forecasts. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue. These typical ordering practices cause our backlog to fluctuate significantly. Moreover, our backlog is not necessarily indicative of actual sales for any succeeding period, as orders are subject to cancellation or delay by our OEMs with limited or no penalties

The loss of one or more key customers could significantly reduce our revenue.

     Our success will depend on our continued ability to develop and manage relationships with significant OEMs, resellers and integrators, as well as on the sales efforts and success of these customers. Revenue from Hewlett-Packard and Avid Technology represented 60.4% and 12.4% of revenue, respectively, for the three months ended September 29, 2002. Although we are attempting to expand our base of OEMs and resellers, most of our future revenue may come from a small number of customers.

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

     Our products are used exclusively in storage devices and SANs. Accordingly, widespread adoption of remote storage and SANs is critical to our future success. These markets are evolving rapidly, and it is difficult to predict their potential size or future growth rate. Our success in generating revenue in the markets will depend on, among other things, our ability to:

•	demonstrate the benefits of our embedded switch products and SAN switch and hub products to OEMs, resellers and end-users;

•	enhance our existing products and introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards;

•	develop, maintain and build relationships with leading OEMs and resellers; and

•	accurately predict the direction of industry standards and base our products on those industry standards.

Our failure to do any of these activities would adversely affect our ability to successfully compete in these markets.

Competing technologies may emerge and we may fail to adopt new technologies on a timely basis. Failure to utilize new technologies may decrease the demand for our products.

     Emerging technologies, such as Serial Attached Small Computer System Interface, or SAS, and Serial Advanced Technology Attachment, or SATA, are potential competing alternatives to Fibre Channel in the embedded storage market. If we are unable to identify new technologies in a timely manner and efficiently utilize such new technologies in our product development efforts, the demand for our current products may decrease significantly and rapidly, which would harm our business.

We expect that a growing percentage of our future revenue will be derived from our InSpeed technology-based products, our SAN interconnect switch products, and royalties from technology development agreements with customers, and our success will depend on widespread acceptance of these products and technologies and our ability to manage transition from older product inventories.

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

     Our embedded switches are targeted at a new and evolving market. As this market grows, we believe that other Fibre Channel switch providers may introduce products that compete with our InSpeed range of products. In addition, ASIC manufacturers and OEMs may choose to develop competing technology.

     We may not be able to compete successfully in the SAN market. The market for SAN interconnect products is highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources than we have. We expect that more companies, including our customers, may enter the market for SAN interconnect products. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition.

     For SAN interconnect switch sales, we compete primarily with Brocade Communications, McDATA and Qlogic Corporation. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. Furthermore, our customers or larger companies in other related industries may develop or acquire technologies and apply their significant resources, including their distribution channels and brand recognition, to capture significant SAN market share.

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

     OEMs and resellers typically conduct significant evaluation, testing, implementation and acceptance procedures before they begin to market and sell new solutions that include our products. This evaluation process is lengthy and may range from nine months to one year or more. This process is complex and often requires significant sales, marketing and management efforts on our part. The complexity increases as we simultaneously qualify our products with multiple customers. As a result, we may expend significant resources to develop customer relationships before we recognize any revenue from these relationships, or we may never realize any revenue from these efforts, or recognize revenue when anticipated.

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

     Our distribution strategy focuses primarily on developing and expanding indirect distribution channels through OEMs and resellers. Our failure to execute this strategy successfully could limit our ability to grow or sustain revenue. Many of our OEMs and resellers also sell products that compete with our products. We cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

The loss of Suntron, the failure to forecast accurately demand for our products or to manage successfully our relationship with Suntron would negatively affect our business.

     We rely on Suntron Corporation, formerly K*Tec Electronics Corporation, an outside contract-manufacturing firm, to manufacture, store and ship our box and blade products. We share Suntron’s manufacturing and assembly capacity with numerous companies whose needs may conflict with ours. If Suntron is unable or unwilling to complete production runs for us in the future, or experiences any significant delays in completing production runs or shipping our products, the manufacturing, assembly and sale of our products could be temporarily suspended. We have in the past experienced delivery problems based on capacity constraints for production, test and material supply. If our product volume requirements increase, we may find it necessary to augment our manufacturing and assembly capacity by engaging new subcontract manufacturers. We may not be successful in finding qualified manufacturers that meet our needs. An interruption in supply of our products, or additional costs incurred to qualify and shift production to an alternative manufacturing and assembly facility, would significantly harm our business, results of operations and financial condition.

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

     We currently purchase our SOCs and several key components for our SAN products from single sources. In addition to SOCs, we depend on single sources for other ASICs, card guides and our microprocessors. In addition, we license software from a third party that is incorporated into our switches and hubs. If we cannot supply our SOCs or SAN products due to a lack of components, or if we are unable to redesign products with other components in a timely manner, our business, results of operations and financial condition would be materially adversely affected.

If we fail to forecast accurately the demand for our products, it will negatively affect our business.

     We use rolling forecasts based on anticipated product orders to determine our component requirements. As a result, our component requirement forecasts may not be accurate. Lead times for materials and components that we order vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for particular components. If we overestimate our component requirements, we may have excess inventory, which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Either of these occurrences would negatively impact our business and operating results.

Undetected software or hardware defects could increase our costs and reduce our revenue.

     Fibre Channel products frequently contain undetected software or hardware defects. Our products are complex and problems may be found from time to time in our existing, new or enhanced products. Our products incorporate components manufactured by third parties. We have in the past experienced problems with quality and reliability of components obtained from third parties, and we could experience similar problems in the future. In addition, our products are integrated with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems and defects may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

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

     We believe that establishing and maintaining the Vixel brand is a critical aspect of our efforts to maintain and develop strategic OEM and reseller relationships, and that the importance of brand recognition will increase due to the growing number of vendors of Fibre Channel products. If we fail to promote our brand successfully (or if we incur excessive expenses in an attempt to promote and maintain the Vixel brand) our business, results of operations and financial condition may be materially adversely affected. In addition, if our OEMs, resellers and end users of our products do not perceive our products to be of high quality, or if we introduce new products or technologies that are not accepted by the market, the value of the Vixel brand will decline and our business will suffer.

If we lose key personnel or are unable to integrate qualified personnel, we may not be successful.

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

     We believe our future success will depend in large part upon our ability to retain our highly skilled managerial, technical, sales and marketing, finance and operations personnel. The loss of services of any of our key personnel could have a negative impact on our business. Some of our employees, including our Vice President of Worldwide Sales, have only recently joined us. If we are unable to integrate new employees in a timely and cost-effective manner, our operating results may suffer. We also need to increase the number of technical staff members with experience in ASIC design as we further develop our product line. Competition for these highly skilled employees in our industry is intense. Our failure to attract and retain these key employees could have a material adverse effect on our business, results of operations and financial condition.

     In addition, employees may leave our company and subsequently compete against us. Moreover, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We may be subject to claims of this type in the future as we seek to hire qualified personnel and some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits. The loss of the services of any of our key employees, the inability to retain qualified personnel or delays in or disputes related to hiring required personnel could hinder the development and introduction of and negatively impact our ability to sell our products.

We plan to increase our international sales, which will subject us to additional business risks.

     Our revenue from international sales represented 42.4% of our total revenue for the three months ended September 29, 2002. We plan to expand our international sales, especially in Europe and Asia. Our international sales growth will be limited if we are unable to establish relationships with international OEMs, establish foreign operations, effectively manage international sales channels and develop relationships with service organizations. We cannot be certain that we will be able to establish, generate and build market demand for our products internationally. Our international operations will be subject to a number of risks, including:

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

     Our investment portfolio, with a fair value of $14.3 million as of September 29, 2002, is invested in commercial paper, government securities and corporate indebtedness that could experience an adverse decline in fair value should an increase in interest rates occur. In addition, future declines in interest rates could have an adverse impact on interest earnings for our investment portfolio. We do not currently hedge against this interest rate exposure.

     All of our revenue is realized in U.S. dollars and is from customers primarily headquartered in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange risk.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

(a)	Within 90 days prior to the date of this report, Vixel carried out an evaluation, under the supervision and with the participation of Vixel’s management, including Vixel’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Vixel’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Vixel’s Chief Executive Officer and Chief Financial Officer have concluded that Vixel’s disclosure controls and procedures are effective.

(b)	There have been no significant changes in Vixel’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Our Registration Statement on Form S-1 (No. 333-81347) for the initial public offering of our common stock became effective September 30, 1999. The initial public offering resulted in net proceeds to us of $82.8 million. Expenses related to the offering totaled approximately $1.4 million. Through September 29, 2002, the proceeds were applied to repay $12.3 million in debt, $6.4 million in capital lease obligations, $5.0 million was used to purchase property and equipment, $0.6 million was used to pay expenses relating to our restructuring plan and $47.5 million was used for working capital and general purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
EXHIBIT
	NUMBER	DESCRIPTION

	3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)

	3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

	3.3 (1)	Bylaws of the Registrant (Exhibit 3.4)

	4.1 (1)	Specimen Stock Certificate (Exhibit 4.1)

	4.2 (1)	Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.2)

	4.3 (1)	First Amendment to Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.3)

	4.4 (2)	Rights Agreement dated November 15, 2000, between the Registrant and Computer Share Trust Company, Inc. (Exhibit 4.1)

	4.5 (2)	Form of Rights Certificate (Exhibit 4.2)

	99.1	Certification of James M. McCluney, Chief Executive Officer and Kurtis L. Adams, Chief Financial Officer

(1)	Incorporated by reference to designated exhibits to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-81347), declared effective on September 30, 1999.

(2)	Incorporated by reference to designated exhibits to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.

(b)	Reports on Form 8-K: We filed the following reports on Form 8-K during the third quarter of 2002 and through the filing of this Quarterly Report:

(i) Form 8-K dated November 1, 2002 announcing the commencement of a stock repurchase program by Vixel.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2002	VIXEL CORPORATION

/s/ Kurtis L. Adams

Kurtis L. Adams
Chief Financial Officer, Vice President of Finance, Secretary and Treasurer (Authorized Officer and Principal Financial and Accounting Officer)

   I, James M. McCluney, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Vixel Corporation;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James M. McCluney

James M. McCluney
President and Chief Executive Officer

I, Kurtis L. Adams, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Vixel Corporation;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kurtis L. Adams

Kurtis L. Adams
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)

3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3 (1)	Bylaws of the Registrant (Exhibit 3.4)

4.1 (1)	Specimen Stock Certificate (Exhibit 4.1)

4.2 (1)	Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.2)

4.3 (1)	First Amendment to Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.3)

4.4 (2)	Rights Agreement dated November 15, 2000, between the Registrant and Computer Share Trust Company, Inc. (Exhibit 4.1)

4.5 (2)	Form of Rights Certificate (Exhibit 4.2)

99.1	Certification of James M. McCluney, Chief Executive Officer and Kurtis L. Adams, Chief Financial Officer

(1)	Incorporated by reference to designated exhibits to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-81347), declared effective on September 30, 1999.

(2)	Incorporated by reference to designated exhibits to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.