Form 10-K
period 2002-12-29
VIXEL CORP
filed 2003-03-28
CIK 1087955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934 for the Fiscal Year Ended December 29, 2002

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

Common Stock, $0.0015 par value

      Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of voting stock held by non-affiliates of the Registrant based on the closing price of the Registrant’s Common Stock on June 28, 2002, as reported on the Nasdaq National Market, was approximately $49,991,000. The aggregate market value calculation excludes 5,091,411 shares of common stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at June 28, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

      As of March 3, 2003, the Registrant had outstanding 23,231,200 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Registrant’s definitive Proxy Statement, which will be filed on or before April 28, 2003, with the Securities and Exchange Commission in connection with the Registrant’s annual meeting of stockholders to be held on May 20, 2003, is incorporated by reference into Part III of this Report.

VIXEL CORPORATION

FORM 10-K

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

      This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, includes forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize, or prove incorrect, could cause the results of Vixel Corporation to differ materially from those expressed or implied by such forward-looking statements. All statements contained in this report that are not purely historical could be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “future”, “intends,” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks outlined on pages 20 through 29 and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date hereof, to conform such statements to actual results or to changes in our expectations.

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

AVAILABLE INFORMATION

      Vixel files annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by Vixel at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including Vixel, that file electronically with the SEC. The address for the SEC’s web site is http://www.sec.gov.

      Vixel makes available, free of charge, through the investor relations section of its corporate web site its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after they are filed with the SEC. The address for Vixel’s web site is http://www.vixel.com.

PART I

Item 1.     Business

Overview

      We provide technologies and products for data storage solutions and storage networking applications. Our current products utilize the Fibre Channel protocol, which is an American National Standards Institute, or ANSI, defined standard for the transfer of information between computers and storage devices and within storage devices. Our products consist of a variety of new embedded storage switch products as well as our Storage Area Networking, or SAN, products that connect computers to data storage devices in a network configuration. Our new embedded storage switch products are based on a “switch-on-a-chip,” or SOC, that utilizes our proprietary InSpeedTM technology, and can be embedded in a variety of data storage devices to increase the reliability, improve availability, and enhance the performance, of these devices. This new switching technology can be sold in chip, blade, or box form to original equipment manufacturers, or OEMs, for inclusion in their storage solutions. Our SAN interconnect products are sold through OEMs, integrators, distributors and value-added resellers, or VARs, in combination with their or other vendors’ products.

Industry Background

      During recent years there has been a significant increase in the volume of data created, processed, accessed and stored throughout an enterprise. International Data Corporation, or IDC, an independent research firm, in a report published during December 2002, estimated that the worldwide volume of stored data should grow from approximately 500,000 terabytes during 2002 to approximately 2.6 million terabytes during 2006, representing a compound annual growth rate of over 51%.

      In addition, the growth of stored data can be measured in the growth in the number of hard disk drives that are used inside of storage devices. External storage systems consist of a storage intelligence device, or storage controller, that is connected to multiple shelves, or drawers, that have ten to 16 hard disk drives in each drawer. The majority of external storage systems today use Fibre Channel based hard disk drives. IDC, in a report published during May 2002, estimated that the number of Fibre Channel drives sold should grow from approximately 2.6 million during 2002 to over 6.1 million during 2006, representing a compound annual growth rate of over 27%.

      The ever-increasing requirements by end users for data storage capacity and scaling, faster data access speeds and constant availability and reliability require manufacturers to continually look for ways to improve performance, reliability and availability of their storage devices, while remaining cost competitive in a highly price-sensitive market. In addition, traditional server-to-storage connections had several limitations in meeting the challenges of providing fast, efficient and reliable access between computers and external storage devices for end users. We have developed solutions and products to help address these issues and requirements.

Our Fibre Channel Solutions and Products

      We provide comprehensive Fibre Channel solutions that are focused on two distinct markets with differentiated technologies and products: the embedded storage switch market and the SAN interconnect market.

     Embedded Storage Switch Solutions and Products

      The continued demands for increased storage system capacity and system scalability and the resulting performance deterioration resulting from such demand have emerged as significant issues facing the storage industry. Our InSpeed Embedded Storage Switch products are designed to cost effectively address these issues.

      In today’s typical storage device, a shared-bus, or loop, architecture is used to connect the storage controller to the drawers containing the storage disk drives and to connect each of the storage disk drives within the drawers. This loop architecture requires the stored data to pass through several hops between drawers and between disks before being delivered to the user. This loop architecture creates issues regarding availability and reliability of the device, slowness, or latency, created by the number of hops data must pass through, and limits to the amount of storage capacity that can be connected to a single storage controller.

      To help storage device manufacturers address the issues related to loop architectures, we have developed a highly integrated switch-on-a-chip, or SOC, that incorporates our award winning InSpeed technology. InSpeed is an advanced switching architecture that results in a single chip capable of handling multiple Fibre Channel devices operating at either 1 gigabit per second, or Gbps, or 2 Gbps speed. The SOC can be sold in chip form or integrated into full Fibre Channel switch boxes and modules, or blades, for embedding by OEMs in their storage solutions.

      InSpeed embedded storage switch products replace today’s loop architectures with a switched architecture. InSpeed products provide new diagnostic capabilities and eliminate single point of failure designs that are typically found in the back-end of storage systems. These embedded products can be used in two ways inside a storage device. One way is to use an embedded switch box or blade as what is called a root switch. A root switch provides direct access from the storage controller to each drawer in the storage device. The second way is to use a chip or blade to provide a direct path to each storage disk in a drawer. We refer to this as an SBODTM, or switched bunch of disks. Combining both a root switch and an SBOD within a storage device results in a complete switched architecture that increases the storage device’s reliability, accessibility, scalability and serviceability.

      Our InSpeed Embedded Storage Switch Family is available in SOC, blade and box physical formats and includes the following:

Vixel InSpeed Embedded Storage Switch Model 310 (12 port Unmanaged)

      Our InSpeed Model 310 is a 12 port, half-rack, unmanaged, embedded storage switch that can be easily integrated into existing storage solutions to create a root switch configuration. This provides connectivity on the controller path for isolation of drive drawers, performance enhancement and increased reliability.

Vixel InSpeed Embedded Storage SOC 312

      Our InSpeed SOC 312 is a highly integrated 12 port, 2Gbps SOC. The InSpeed SOC 312 can be cost-effectively designed into data storage devices to create an SBOD architecture.

Vixel InSpeed Embedded Storage Switch Model 330 (12 port Managed)

      Our InSpeed Model 330 is a 12 port, full-rack, managed embedded storage switch. It provides the functionality of an InSpeed Model 310, with the added benefit of enhanced management capabilities including port diagnostics and device performance and health monitoring. The InSpeed Model 330 also provides for easy integration with SAN management applications through simple network management protocol, or SNMP, support.

Vixel InSpeed Embedded Storage SOC 320

      Our InSpeed SOC 320 was introduced during January 2003 and is the latest addition to our InSpeed Embedded Storage Switch Family of products. We plan to release this second generation of InSpeed-based SOC for general availability during the second quarter of 2003. This fully integrated 20 port SOC incorporates a number of new features such as trunking, fairness and interswitch communications to further enhance back-end switching capabilities. The new features and diagnostic capabilities of the InSpeed SOC 320 are designed to transform traditional 16-drive JBODs into highly reliable SBODs.

Vixel InSpeed Embedded Storage Switch Blades (Managed and Unmanaged)

      We work with OEMs to design, develop and manufacture customized InSpeed-based embedded storage switch blades to allow them to leverage the power of InSpeed in the design of their storage enclosure products. Custom blade implementations can offer flexibility and architectural differentiation in terms of port count, optional management capabilities, hardware integration and the level of features that can be deployed as compared with standard products.

     SAN Interconnect Solutions and Products

      We focus our SAN interconnect solutions primarily on the rich media and entry-level SAN segments of the overall SAN market. The rich media market, which includes film and video editing, broadcast, and medical imaging applications, requires large amounts of data to be accessed simultaneously by numerous users. Our Fibre Channel fabric switches provide the bandwidth and speed to meet the needs of these demanding environments. The entry-level SAN market requires simple to use networks and low prices. Our new InSpeed-based SAN switches can be used for high-speed connections between multiple computers and storage devices to create efficient, easy to use, cost effective SAN solutions. These entry-level SANs are ideal for small to mid-size companies or departments within a large enterprise. For these solutions, the single chip design and features of our InSpeed-based SAN products do away with the complex and unnecessary features found in fabric switches designed for large enterprise environments.

      We have several SAN interconnect products for use in rich media and entry-level environments. Our primary SAN interconnect products include:

Vixel 9000 Series Fibre Channel Fabric Switches

      Our Vixel 9000 Fibre Channel 2 Gbps fabric switches provide high performance solutions for demanding environments, such as the rich media market. We have three models: the eight port Vixel 9100, the 16 port Vixel 9200 and the 16 port, high-availability Vixel 9300HA.

Vixel InSpeed Model 315 and InSpeed Model 335 SAN Storage Switches

      Our InSpeed Model 315 and Model 335 leverage the performance and simplicity of our InSpeed technology to create a new generation of 2 Gbps SAN switches that minimize the compatibility issues associated with traditional SAN switching. Solution providers benefit from condensed qualification cycles and a reduced overall level of end-user support.

      The InSpeed Model 315 is half-rack, unmanaged 12 port switch that can be used for clustering applications and providing fan-out ports to end-users. The full-rack, 12 port InSpeed Model 335 adds management capabilities with an array of port diagnostics, and device performance and health monitoring, as well as the ability to integrate with SAN management applications via SNMP support.

      Both our Vixel 9000 series of 2 Gbps switches and our InSpeed-based 2 Gbps SAN switches are compatible with 1 Gbps storage devices. In addition to these SAN interconnect products, we have a number of 1 Gbps only SAN switch and hub products. However, with the storage industry’s transition to 2 Gbps speeds, we expect these 1 Gbps only products will decline in use and we expect to stop manufacturing and selling them over the next two years.

Customers

      Our InSpeed Embedded Storage Switch products were formally launched during May of 2002. At that time, Network Appliance, a Network Attached Storage, or NAS, leader, had already adopted InSpeed. In addition, numerous engagements were underway with leading storage OEMs for the evaluation of these products. As the year progressed, HP Corporation, the world’s leading provider of modular storage systems, also integrated InSpeed into its Enterprise Virtual Array, or EVA, line of storage solutions. As of March 15, 2003, approximately 27 OEMs are formally evaluating InSpeed-based products, including nine of the top ten storage OEMs.

      In addition to HP and Network Appliance, we have customer relationships with several other OEMs, including Avid Technology, Inc., BlueArc Corporation, Langchao Electronics, NEC, and Sun Microsystems, Inc. Our current domestic distributors include Bell Microproducts and Ingram Micro. In addition, we have established relationships with Inno Micro Corporation, ModernTech Computer & Peripheral Ltd., Raidtec Corporation Ltd. and Hammer Distribution, Ltd. for distribution of our products in Europe and Asia.

      Our top customers during 2002 were HP (including Compaq Computer Corporation) and Avid Technology which represented 41.0% and 14.7% of revenue, respectively. During 2001, Sun Microsystems, Compaq Computer and Avid Technology represented 33.7%, 18.5% and 14.4% of revenue, respectively. Compaq Computer and Sun Microsystems represented 25.6% and 21.3% of revenue, respectively, for fiscal 2000. No other individual customer represented more than 10.0% of our total revenue during those periods.

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

Sales, Marketing and Customer Support

      We mainly market and sell our embedded storage switch products to OEMs of high-end disk and tape storage subsystems. These customers utilize our embedded storage switch products inside the storage subsystems to implement switched architectures. The OEMs then sell, install and provide technical support to end-users of their products, or distribute their products through integrators, VARs or other resellers.

      Our SAN interconnect products are primarily sold to OEMs of specific operating systems-based servers, including Unix and Windows NT, and storage networking solutions resellers. Our customers utilize our SAN interconnect products as components of their SAN solutions and to deliver end-users complete factory-configured solutions. These solutions are generally installed and field-serviced by our customers’ technical support organizations.

      Our marketing efforts include developing and extending strategic alliances, promoting the Vixel and InSpeed brand names, advocating the benefits of switched architectures within storage systems, active participation in industry associations and standards committees, and speaking at storage system related conferences and events.

      We have entered into a marketing and distribution relationship with Vitesse for our current InSpeed-based SOC products. Under this agreement, Vitesse markets and sells to identified customers both our original InSpeed SOC and most recent generation InSpeed embedded storage SOC. Vitesse purchases these SOC products directly from us and sells them under their brand.

      Our customer service and field engineering teams provide extensive pre-and post-sale customer support, including design consultation and in-depth training on our technology and product implementation to help ensure successful integration our Fibre Channel solutions. We offer a variety of support options for our products, including extended-hour support coverage and immediate product replacement options.

Research and Development

      Our mission is to be the embedded storage switch supplier of choice — regardless of technology. To accomplish this mission we intend to devote a significant portion of our development resources to expanding our embedded product offerings and developing new, higher port count, faster speed SOCs with additional functionality. Also, we intend to develop new embedded storage switch technologies that can address the requirements of new storage system designs. We are working with storage enclosure OEMs to help specify additional features, functionality and technologies required to make their products more robust and scaleable and less expensive.

      We also use our InSpeed SOCs to develop Fibre Channel switches for the entry-level SAN market. We believe the high degree of integration in our SOCs will help us develop lower cost switch solutions for these cost sensitive markets.

      Our research and development expenses totaled $11.3 million during fiscal 2002. We believe that our research and development efforts are key to our ability to maintain technical competitiveness and to deliver innovative products that address the needs of our markets. However, our product development efforts may not result in commercially viable products, and our products may be made obsolete by changing technology or new product announcements by us, or our competitors.

Manufacturing

      We outsource the manufacturing of our box products to Suntron Corporation. Suntron is responsible for nearly all material procurement, assembly, testing, packaging, and shipment of these products. We do not have a long-term supply contract with Suntron, therefore, they are not obligated to manufacture products for us, except as may be provided in particular purchase orders that they have accepted. We place purchase orders with them based on periodic forecasts. In the future, we may need to add new manufacturing partners to achieve higher production volumes and/ or lower costs.

      While Suntron is responsible for all facets of the manufacturing process, we are directly involved in qualifying key components that are used in our products and selecting the suppliers of such components. Most of our product components can be obtained from multiple qualified manufacturers. While most of the materials used in our box products are standard, some are proprietary or sole sourced and require extended lead times. Although we design our own SOCs, LSI Logic manufactures them. Motorola, Inc. and Intel Corporation are currently our sole suppliers for microprocessors. In addition, we license software used in our switches and hubs from Wind River Systems, Inc. Our supply management team works closely with strategic suppliers who offer proprietary or sole-sourced products. In addition, our operations team is focused on production test equipment development, manufacturability of our products, effective transfer of products from development to production, monitoring of supplier performance and quality, and demand and build forecasting and scheduling.

Competition

      We target our embedded storage switches at a new and evolving market. As yet no other company has publicly introduced products similar to our InSpeed family of products. As this market grows we may face competition from storage networking switch providers, semiconductor companies, or OEMs, including our OEM customers, that may choose to develop technology or products that compete with ours. We believe the primary competitive factors in the embedded storage switch market include integration of features and functionality; the number of ports per SOC; the power consumption of the SOCs; overall product performance; ability to meet delivery schedules; price; and strength of distribution channel. To remain competitive, we must, among other things, invest significant resources to expand our customer base, develop new products and enhance our current products. If we fail to do so, our products may not compete favorably with those of competitors, which could significantly harm our business.

      The SAN interconnect market has become increasingly competitive. A growing number of server, storage, tape and storage management vendors offer new SAN-enabled products. We target the rich media and entry-level SAN markets with our SAN interconnect products. In these markets, we compete primarily with Brocade Communications Systems, Inc. and QLogic Corporation. As the market for SAN interconnect products grows, we may face competition from traditional networking companies and other manufacturers of networking equipment. These networking companies may enter the SAN interconnect market by introducing their own products or by acquiring or entering into one or more alliances with existing SAN interconnect providers. It also is possible that our OEM customers could develop and introduce products competitive with our product offerings.

      Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, and sales and marketing resources, and may have larger distribution channels, access to more customers and a larger installed customer base than we do. As a result, these companies may be able to undertake more extensive marketing campaigns and adopt more aggressive pricing policies than we can. We may not have the financial resources, technical expertise or marketing, manufacturing, distribution, and support capabilities to compete successfully in the future. There can also be no assurance that we will be able to compete successfully against current or future competitors or that current or future competitive pressures will not materially harm our business.

Intellectual Property

      We protect our technology through a combination of patents, copyrights, trade secret laws and trademarks, as well as confidentiality agreements and other contractual restrictions. There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Our failure to protect our intellectual property and other proprietary information could have a material adverse effect on our business, financial condition and results of operations.

      During September 2000 we were awarded a patent on private loop switching technology. The patent defines ways to interconnect devices through a switch without the complexities of full fabric services support. During February 2001 we were awarded a patent on our Fibre Channel switching technology that covers unique areas of our architecture that have allowed us to adapt our products as the industry evolves to higher speeds and different interfaces.

      As of December 29, 2002, we had several pending United States patent applications, as well as pending patent applications in selected countries abroad, with respect to a broad scope of SAN technology, including our switch and hub architecture. However, it is possible that patents may not be issued for the pending applications and that our issued patents may not adequately protect our technology from infringement or prevent others from claiming our technology infringes that of third parties. We own several trademarks, including Vixel, InSpeed and SBOD. We also rely on trade secret law and contractual provisions to protect our intellectual property, including technology development, which we have decided not to patent or copyright, or which is not capable of more formal protection.

      On March 3, 2003 we filed a patent infringement action against QLogic Corporation in the United States District Court for the District of Delaware. The complaint states that QLogic is infringing U.S. Patent No. 6,118,776, entitled “Methods and Apparatus for Fiber Channel Interconnection of Private Loop Devices,” through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including QLogic’s SANBox2 product. We are seeking unspecified past damages, potential future royalties, or, alternatively, injunctive relief. We may need to initiate further litigation in the future to enforce and protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of our resources and could materially harm our business.

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

Employees

      As of December 29, 2002 we had 97 employees, of which 47 were engaged in research and development, 23 in sales, marketing and customer service and support, 12 in operations, and 15 in finance, administration and information services. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

      Our executive officers and their ages as of December 29, 2002 were as follows:

Name	Age	Position

James M. McCluney	51	President, Chief Executive Officer and Chairman of the Board of Directors
Kurtis L. Adams	48	Chief Financial Officer, Vice President of Finance, Secretary and Treasurer
Stuart B. Berman	46	Chief Technology Officer
Thomas Hughes	43	Vice President of Product Development

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

      Stuart B. Berman has served as our chief technology officer since February 1998. During July 1996, he co-founded Arcxel Technologies, Inc., a networking company, and through February 1998 served as its chairman and chief technology officer. From February 1993 to June 1996, Mr. Berman was a Fibre Channel Architect for Emulex Corporation, a networking company.

      Thomas Hughes has served as our vice president of product development since March 2000. Mr. Hughes was president from August 1997 to January 2000 and chief operating officer from June 1995 to August 1997 of V Band Corporation, a provider of hardware and software-based mission critical digital telecommunications systems for the financial services industry.

Item 2.     Properties

      Our corporate headquarters are located in Bothell, Washington where we lease approximately 43,000 square feet. Our lease for this facility expires during January 2005. In addition, we have a research and development and sales facility located in Irvine, California that occupies approximately 7,300 square feet. Our lease for this facility expires during June 2005. We also lease three domestic sales offices in West Covina, California; Gloucester, Massachusetts; and Nashua, New Hampshire and one international sales office in Beijing, China.

Item 3.     Legal Proceedings

Pending or Threatened Litigation

      On November 15, 2001, a securities class action was filed in the United States District Court in the Southern District of New York against two of our officers and directors and certain underwriters who participated in our initial public offering in late 1999. The complaint alleges violations under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and seeks unspecified damages on behalf of persons who purchased our stock during the period October 1, 1999 through December 6, 2000. Subsequent to the filing, the Court issued a summary judgment releasing our officers and directors from the action. We intend to defend ourselves vigorously in this matter.

      On March 3, 2003 we filed a patent infringement action against QLogic Corporation in the United States District Court for the District of Delaware. The complaint states that QLogic is infringing U.S. Patent No. 6,118,776, entitled “Methods and Apparatus for Fiber Channel Interconnection of Private Loop Devices,” through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including QLogic’s SANBox2 product. We are seeking unspecified past damages, potential future royalties, or, alternatively, injunctive relief.

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

	High	Low

2002
First Quarter	$4.35	$1.69
Second Quarter	$4.13	$1.61
Third Quarter	$2.80	$1.10
Fourth Quarter	$2.05	$1.10

2001
First Quarter	$4.25	$1.00
Second Quarter	$5.49	$0.75
Third Quarter	$4.71	$1.14
Fourth Quarter	$2.20	$1.40

      According to the records of our transfer agent, March 3, 2003, we had 301 stockholders of record of our common stock. There are a substantially greater number of persons who are beneficial owners of our common stock.

      We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and we do not currently anticipate paying any cash dividends on our common stock for the foreseeable future. Future dividends on our common stock, if any, will be determined by our board of directors. Pursuant to the terms of our Series B Convertible Preferred Stock issued during February 2003, dividends accrue on the Series B Convertible Preferred Stock at an annual rate of 6% of the original issuance price as adjusted by certain dillutionary events. The cumulative dividends will be paid in shares of Series B Convertible Stock during the first year and cash or shares of Series B Convertible Stock at our option thereafter.

Recent Sales of Unregistered Securities

      We did not sell any unregistered securities during 2002. During February 2003, we completed an $8.0 million private placement of 3,809,524 shares of our newly designated Series B Convertible Preferred Stock at $2.10 per share. In addition the purchasers of the Series B Convertible Preferred Stock received warrants to purchase 1,142,856 shares of our common stock at an exercise price of $2.63 per share. The sale and issuance of the Series B Convertible Preferred Stock and warrants were considered to be exempt from registration pursuant Section 4(2) or Regulation D of the Securities Act of 1933, as amended. The agreements entered into in connection with the sale of such securities have been filed as exhibits to our Current Report on Form 8-K filed with the Securities Exchange Commission on February 20, 2003. You are encouraged to review those documents in their entirety for a full understanding of the terms of these securities.

Use of Proceeds From Sales of Registered Securities

      Our Registration Statement on Form S-1 (No. 333-81347) for our initial public offering of common stock became effective September 30, 1999. A total of 4,945,000 shares of our common stock were sold at a price of $18.00 per share, including the underwriter’s over-allotment. The initial public offering resulted in gross proceeds of approximately $89.0 million, of which approximately $6.2 million was applied toward the underwriting discount. Net proceeds to us were $82.8 million. Expenses related to the offering totaled approximately $1.4 million. Through December 29, 2002, the proceeds were used to repay debt and capital lease obligations totaling $19.0 million, purchase property and equipment totaling $5.4 million and $57.0 million was used for working capital and general corporate purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table provides information with respect to our equity compensation plans as of December 29, 2002.

Number of
	Securities to be		Number of Securities
	Issued Upon		Remaining Available for
	Exercise of	Weighted-Average	Future Issuance Under Equity
	Outstanding	Exercise Price of	Compensation Plans
	Options,	Outstanding Options	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

	(a )	(b )	(c )
Equity compensation plans approved by stockholders(1)	3,607,175	$4.66	533,908
Equity compensation plans not approved by stockholders	2,068,646	$3.54	1,162,945

Total	5,675,821	$4.25	1,696,853

(1)	Under our 1999 Equity Incentive Plan, 1,700,000 shares of common stock were initially reserved for issuance, with annual increases each January 1 beginning with January 1, 2001, equal to the lesser of (i) four percent of the total number of shares of common stock outstanding at the time, or (ii) 1,700,000 shares of common stock.

      A description of our 2000 Non-officer Equity Incentive Plan is set forth under Note 12 of our audited financial statements filed as part of this annual report. This compensation plan was adopted without approval of our stockholders.

Item 6.	Selected Financial Data

      The following selected financial data should be read in conjunction with our financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Annual Report on Form 10-K. We derived the statement of operations data for the fiscal years ended December 31, 2000, December 30, 2001 and December 29, 2002 and the balance sheet data as of December 30, 2001 and December 29, 2002 from the audited financial statements included in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended January 3, 1999 and January 2, 2000 and the selected balance sheet data set forth below for us as of January 3, 1999. January 2, 2000 and December 31, 2000 is derived from our audited financial statements not included in this Annual Report on Form 10-K. Net loss available to common stockholders shown below includes our net loss, as well as the accretion related to our redeemable preferred stock outstanding during fiscal years 1998 and 1999.

	For the Fiscal Year Ended

	January 3,	January 2,	December 31,	December 30,	December 29,
	1999	2000	2000	2001	2002

	(In thousands, except per share amounts)
Statements of Operations Data:
Revenue
SAN systems	$15,222	$25,159	$29,610	$16,769	$20,606
Components	24,223	13,668	3,599	5,034	—

Total revenue	39,445	38,827	33,209	21,803	20,606
Cost of revenue	36,199	28,293	21,799	14,069	10,715

Gross profit	3,246	10,534	11,410	7,734	9,891
Operating expenses
Research and development	11,110	12,788	15,570	14,657	11,307
Acquired in-process technology	5,118	—	—	—	—
Selling, general and administrative	14,521	13,643	17,437	14,423	10,699
Amortization of goodwill and other intangibles	2,057	1,362	2,159	820	436
Amortization of stock-based compensation	—	4,286	2,825	1,353	591

	32,806	32,079	37,991	31,253	23,033
Restructuring costs	—	—	—	—	1,742
Loss (Gain) on sale of assets	(9,061)	42	—	5	(4,445)

Total operating expenses	23,745	32,121	37,991	31,258	20,330
Loss from operations	(20,499)	(21,587)	(26,581)	(23,524)	(10,439)
Other (expense) income, net	(734)	(760)	3,024	1,596	751

Net loss	$(21,233)	$(22,347)	$(23,557)	$(21,928)	$(9,688)

Net loss available to common stockholders	$(21,424)	$(22,495)	$(23,557)	$(21,928)	$(9,688)

Basic and diluted net loss per share	$(8.77)	$(2.97)	$(1.04)	$(0.93)	$(0.40)

Weighted-average shares outstanding	2,444	7,572	22,710	23,504	24,106

	January 3,	January 2,	December 31,	December 30,	December 29,
	1999	2000	2000	2001	2002

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,841	$16,706	$17,066	$5,036	$4,347
Investments	2,490	44,650	25,636	20,942	12,054
Working capital	285	58,820	39,114	22,640	17,047
Total assets	28,165	84,081	62,931	38,765	27,485
Long-term obligations and noncurrent portion of capital leases	13,856	4,406	1,510	184	350
Mandatorily redeemable preferred stock	19,993	—	—	—	—
Total stockholders’ equity (deficit)	(19,924)	65,695	46,945	28,026	19,508

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Selected Financial Data in Item 6 and the financial statements and the related notes referenced elsewhere in this report.

Overview

      We provide comprehensive Fibre Channel-based technologies and products for data storage solutions and storage networking applications. Our offering consists of a variety of new embedded storage switch products as well as our SAN interconnect switch and hub products that connect computers to data storage devices in a network configuration. Our new embedded storage switch products are based on a switch-on-a-chip, or SOC. This SOC can be embedded in a variety of data storage devices to enhance performance, improve availability, and increase the reliability of these devices. This new switching technology can be sold in chip, blade or box form to original equipment manufacturers, or OEMs, for inclusion in their solutions.

      Our SOC incorporates our InSpeed technology, which is an advanced switching architecture that results in a single chip capable of handling multiple Fibre Channel devices. The InSpeed SOC can be embedded into storage enclosure devices such as redundant array of independent disks, or RAID, enclosures, tape libraries, NAS environments and next generation storage systems to enhance the performance and scaling of these solutions as well as improve device reliability, availability and serviceability. We are also using the InSpeed SOC in Fibre Channel switches and blades that can be embedded by OEMs in their storage solutions. This technology can also be used to offer high performance, low cost switches for entry level SANs. Revenue from InSpeed-based products represented approximately 39% of our fiscal 2002 revenue.

      We derive substantially all of our revenue from the sale of Fibre Channel products, including embedded storage switch products, and SAN switches and hubs. We sell these products primarily to a limited number of OEMs. HP Corporation (including Compaq Computer Corporation) and Avid Technology represented 41.0% and 14.7% of revenue, respectively, for fiscal 2002. Sun Microsystems, Compaq Computer and Avid Technology represented 33.7%, 18.5% and 14.4% of revenue, respectively, for fiscal 2001. Compaq Computer and Sun Microsystems represented 25.6% and 21.3% of revenue, respectively, for fiscal 2000. No other individual customer represented more than 10.0% of our total revenue during those periods. While we are seeking to diversify our customer base and expand the portion of our revenue that is derived from sales through various distribution channels, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of OEMs.

      We have outsourced our switch and hub box product manufacturing, fulfillment and repair operations and most of our materials management to Suntron Corporation (“Suntron”). We purchase certain components directly from suppliers and resell them to Suntron at our cost and recognize no revenue from these transactions. We also outsource the manufacturing of our SOCs to third-party manufacturers that ship these components to Suntron for inclusion in our product assemblies. In addition, we have outsourced the manufacturing of our current embedded SOC products to LSI Logic.

      In connection with the grant of stock options to employees and consultants during 1999, we recorded stock-based compensation of $9.8 million. Stock-based compensation is presented as a reduction of stockholders’ equity. The balance is expensed on a graded vesting method over the vesting period of the options. During fiscal 2000, 2001 and 2002, we recognized $2.9 million, $1.4 million and $0.6 million, respectively, of the stock-based compensation expense.

      As of December 29, 2002, we had an accumulated deficit of $133.8 million and have never been profitable. We reduced our work force in 2002, sold the assets relating to our software product offerings, and took other steps to better align our operating expenses with our strategic direction and our revenue levels. We plan to grow our revenue base and to continue to control our expenses in order to achieve profitability. However, we cannot be certain that we will ever realize sufficient revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

Restructuring

      During April 2002, we adopted and implemented a restructuring plan to reduce our cost structure and focus on our InSpeed-based product development and sales. As a result of the plan, we recorded restructuring charges of $1.7 million, net of adjustments.

      The restructuring plan included a reduction of approximately 22% of our workforce across all departments that resulted in a charge of $360,000, net of adjustments relating primarily to severance.

      The restructuring plan included the write-off of property and equipment that was disposed or removed from operations and resulted in a charge of $400,000. The property and equipment consisted primarily of computer equipment and related software, production and engineering equipment, and office equipment, furniture, and fixtures. We also recorded other restructuring costs of $83,000 relating primarily to impairment of operating lease agreements for equipment and professional fees incurred in connection with the restructuring activities.

      The restructuring plan included a charge of $899,000 for the consolidation of space within our Bothell, Washington corporate headquarters and our engineering facility in Irvine, California. This charge includes the cost associated with the idle facility space at these locations for the remainder of the lease terms.

      The restructuring charges are summarized as follows:

					Accrued
					Restructuring
		Non-cash	Cash		Costs as of
Category	Total Charge	Charges	Payments	Adjustments	December 29, 2002

	(In thousands)
Workforce reduction	$393	$—	$(360)	$(33)	$—
Consolidation of excess facilities	899	—	(286)	—	613
Impairment of long-lived assets and other charges	483	(400)	(83)	—	—

Total	$1,775	$(400)	$(729)	$(33)	$613

      We expect to pay the remaining amounts related to excess facilities space over the remaining lease term of our Bothell, Washington facility through the first quarter of fiscal 2005.

Sale of Assets

      On April 15, 2002, we closed a transaction with Fujitsu Software Technology Corporation, d/b/a Fujitsu Softek, involving the acquisition by Fujitsu Softek of our SAN management software assets, including our SAN management software, SAN InSiteTM, associated intellectual property and key development team resources. Upon closing of the transaction we received proceeds of $2.5 million and a note for $2.5 million, which became due and was collected with accrued interest on January 15, 2003. In addition, we have the right to receive up to an additional $5.0 million from sales of Fujitsu Softek products based on SAN InSite during the four-year period after the closing. Net of associated costs and expenses, we recorded a gain on sale from this transaction of $4.4 million.

Provision for Income Taxes

      Since our inception, we have incurred significant losses for federal and state income tax purposes. As of December 29, 2002, we have operating loss carry-forwards of $97.4 million. These operating loss carryforwards expire on various dates from 2011 through 2022. We have recorded a valuation allowance equal to the aggregate net deferred tax asset balance because our accumulated deficit, history of recurring net losses and possible limitations on the use of carryforwards give rise to uncertainty as to whether the deferred tax assets are realizable. Further, these operating loss carryforwards could be subject to usage limitations due to changes in our ownership resulting from equity financings.

Critical Accounting Policies

General

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting periods presented. Management reviews the estimates and assumptions used for financial reporting each period. Actual results could differ materially from those estimates and future changes to such estimates or assumptions used based could materially and adversely affect the financial statements. Amounts in the financial statements, which are particularly susceptible to changes in estimates in the near term, include the recoverability of goodwill and other intangibles, the allowance for doubtful accounts, warranty reserves and inventory valuation.

Revenue Recognition

      We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, the product has been shipped to the customer or the customer takes possession of the product, the sales price is fixed or determinable and collectibility is reasonably assured. We also defer the recognition of revenue for sales subject to price protections or stock rotation rights until the expiration of such protections or rights.

Valuation of Long-Lived Assets Including Goodwill and Purchased Intangible Assets

      We review property and equipment and goodwill for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. Such evaluations of impairment of long-lived assets including goodwill are an integral part of, but not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in the future could also lead to impairment adjustments as such issues are identified.

Allowance for Doubtful Accounts

      We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, should we become aware of a specific customer’s inability to meet its obligations to us, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

Warranty Provision

      We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our contract manufacturer and other suppliers, our estimated warranty obligation is affected by product failure rates, product failures outside of our historical experience, and other costs incurred in correcting a product failure. We believe that our current warranty reserve is appropriate, however, if projected product failure rates or costs differ from our estimates, revisions to the estimated warranty reserve would be required.

Inventory

      Inventory is carried at the lower of standard cost (which approximates current cost using a first in, first out cost flow assumption) or estimated net realizable value. We perform detailed assessments of our inventory each period, which includes reviewing, among other factors, demand requirements and product life cycle plans. Based on our analyses, we record adjustments to inventory for excess, or obsolescence, when appropriate, to reflect inventory at its net realizable value. Revisions to our inventory adjustments may be required if actual demand or product life cycles differ from our estimates.

Results of Operations

      The following table sets forth, as a percentage of revenue, statement of operations data for the periods indicated:

	For the Fiscal Year Ended

	December 31,	December 30,	December 29,
	2000	2001	2002

Revenue
SAN systems	89.2%	76.9%	100.0%
Components	10.8	23.1	—

Total revenue	100.0	100.0	100.0
Cost of revenue	65.6	64.5	52.0

Gross profit	34.4	35.5	48.0
Operating expenses
Research and development	46.9	67.2	54.9
Selling, general and administrative	52.5	66.2	51.9
Amortization of goodwill and other intangibles	6.5	3.8	2.1
Amortization of stock-based compensation	8.5	6.2	2.9

	114.4	143.4	111.8
Restructuring costs	—	—	8.5
Loss (Gain) on sale of assets	—	—	(21.6)

Total operating expenses	114.4	143.4	98.7

Loss from operations	(80.0)	(107.9)	(50.7)
Other income (expense), net	9.1	7.3	3.7

Net loss	(70.9)%	(100.6)%	(47.0)%

Fiscal Years Ended December 30, 2001 and December 29, 2002

      Revenue. Revenue decreased 5.5% from $21.8 million for the fiscal year ended December 30, 2001 to $20.6 million for the fiscal year ended December 29, 2002. During 2002, revenue was generated from the sale of SAN systems compared to 2001 revenue being comprised of SAN system revenue (77%) and components revenue (23%). The shift in revenue composition reflects the discontinuance of our component transceiver products during the second quarter of 2001 and the increased sales, both as a percentage of revenue and gross dollars, of our SOC, switch and hub products. The 23% increase in SAN system revenue from $16.8 million for the fiscal year ended December 30, 2001 to $20.6 million for the fiscal year ended December 29, 2002 reflects the increasing demand for our InSpeed based switches and SOCs that were first introduced and went into production during late 2001. Revenue from InSpeed based products increased to $8.1 million, or 39% of total revenue, during 2002, compared with $1.7 million, or 8% of total revenue during 2001. We expect the sale of our InSpeed based products to continue to increase both in dollar amount and as a percentage of total revenue during 2003. We expect the growth in new and existing InSpeed based products to outpace anticipated declines in SAN Interconnect products that may be phased out during the course of 2003, resulting in an overall increase in revenue in fiscal 2003 as compared with fiscal 2002.

      Cost of revenue. Cost of revenue includes the cost to acquire finished products from third party contract manufacturers of our products, expenses we incur related to inventory management, product quality testing and customer order fulfillment, and provisions for warranty expenses and inventory obsolescence. Cost of revenue decreased 24% from $14.1 million for the fiscal year ended December 30, 2001 to $10.7 million for the fiscal year ended December 29, 2002. This $3.4 million decrease in cost of revenue and the decrease in cost of revenue as a percentage of revenue (65% for fiscal 2001 compared with 52% for fiscal 2002), reflects the change in product mix towards InSpeed products, the sales of which generally have higher margins than other SAN system products and component transceiver products. Also contributing to higher fiscal 2001 cost of revenue were provisions for inventory valuations necessary to mark the remaining transceiver inventory to net realizable value due to the discontinuance of the transceiver product sales during mid-2001. We believe that our current infrastructure is sufficient to service the anticipated increase in demand for our products during fiscal 2003. However, we anticipate incremental increases in the total dollars of cost of revenue during 2003 in line with increased products sales.

      Research and development expenses. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and sustaining engineering of our products, consulting and outside service fees, costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses decreased 23% from $14.7 million for the fiscal year ended December 30, 2001 to $11.3 million for the fiscal year ended December 29, 2002. This $3.4 million decrease was comprised mainly of decreased compensation and depreciation expenses which decreased $2.4 million and $0.7 million, respectively. These decreases were primarily the result of our sale of the SAN InSite software assets which resulted in decreased headcount and depreciable assets. We expect to continue to incur significant research and development expenses during 2003 as we plan to introduce new products and enhancements to existing products during fiscal 2003.

      Selling, general and administrative. Selling, general and administrative expenses decreased 26% from $14.4 million for the fiscal year ended December 30, 2001 to $10.7 million for the fiscal year ended December 29, 2002. This $3.7 million decrease is due primarily to decreases in compensation, marketing activities and customer evaluation, travel, and consulting expenses, which declined $1.9 million, $0.8 million, $0.4 million, and $0.4 million respectively. Expense decreases were primarily a result of restructuring our business to focus on our embedded switch products.

      Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles decreased 50% from $0.8 million for the fiscal year ended December 30, 2001 to $0.4 million for the fiscal year ended December 29, 2002. This $0.4 million decrease is due to the cessation of amortization of goodwill relating to our 1998 acquisition of Arcxel upon adoption of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). Under the provisions of SFAS 142 goodwill is not amortized but is instead subject to annual impairment. Additional impairment testing may be required when indicators of impairment exist, as defined by SFAS 142. Our annual impairment testing, performed as of December 29, 2002, indicated that our recorded goodwill was not impaired. Barring any future indications of impairment, we anticipate that amortization of goodwill and other intangibles will decrease during fiscal 2003 as other intangible assets become fully amortized during the period.

      Amortization of deferred stock compensation. Amortization of deferred stock compensation decreased 57% from $1.4 million for the fiscal year ended December 30, 2001 to $0.6 million for the fiscal year ended December 29, 2002. This $0.8 million decrease was the result of employees leaving the company due to the sale of our SAN InSite software assets and the reduction in force during the second quarter of 2002. Unamortized stock-based compensation as of December 29, 2002 is $0.1 million and is expected to be fully amortized to expense during 2003.

Fiscal Years Ended December 31, 2000 and December 30, 2001

      Revenue. Revenue decreased 34% from $33.2 million for the fiscal year ended December 31, 2000 to $21.8 million for the fiscal year ended December 30, 2001. This $11.4 million aggregate decrease was primarily a result of a $12.8 million decrease in SAN system products, specifically entry-level hub product sales and transceiver products sold as part of SAN system products. SAN System revenue represented 89% and 77% and component revenue represented 11% and 23% of total revenue for the fiscal years ended December 31, 2000 and December 30, 2001, respectively. Component revenue increased in absolute dollars primarily due to a single one-time order of transceiver product from one of our OEMs.

      Cost of revenue. Cost of revenue decreased 35% from $21.8 million for the fiscal year ended December 31, 2000 to $14.1 million for the fiscal year ended December 30, 2001. This $7.7 million decrease and the decrease of cost of revenue as a percentage of revenue (66% for fiscal 2000 and 65% for fiscal 2001) reflects a change in our product mix as sales of switch products increased while sales of hub and transceiver products declined. Our switch and hub products generally had higher gross margins than our transceiver products. The improved margins generated from sales of our products during 2001 were offset by $1.1 million, net, adjustments stemming from warranty, inventory and patent related issues.

      Cost of revenue during fiscal 2001 was also reduced by $2.2 million as a result of the settlement of warranty related claims against a third party vendor. Also, included in cost of revenue during fiscal 2001 were provisions for excess and obsolete inventory and purchase commitments totaling approximately $4.1 million, reduced by $800,000 resulting from the settlement of a patent infringement claim related to our GBIC transceivers for less than previously estimated. These provisions resulted primarily from transitioning out of the GBIC and GLM transceiver products and less than originally forecasted sales of certain of our other products. Inventory purchases and commitments are based upon future sales forecasts. To mitigate the component supply constraints that have existed in the past, our contract manufacturer builds inventory levels for certain components with long lead times and enters into certain longer-term commitments for certain components. Due to the transition out of our transceiver products and a faster than anticipated shift in demand from older to newer generation SAN system products, inventory levels for these products exceeded our requirements. The excess and obsolete inventory charge was calculated based on the inventory levels in excess of demand for each specific product.

      Research and development expenses. Research and development expenses decreased 6% from $15.6 million for the fiscal year ended December 31, 2000 to $14.7 million for the fiscal year ended December 30, 2001. This $0.9 million decrease was primarily due to consulting and temporary services which decreased an aggregate $1.1 million relating to the Vixel 9000 series switch design and development, as well as a decrease in software development consulting for our SAN InSite Professional product, both of which were completed during 2001.

      Selling, general and administrative expenses. Selling, general and administrative expenses decreased 17% from $17.4 million for the fiscal year ended December 31, 2000 to $14.4 million for the fiscal year ended December 30, 2001. This $3.0 million decrease was mainly due to reductions of bad debt, advertising and customer evaluation, travel, professional services, and recruitment expenses, which declined $0.8 million, $0.7 million, $0.6 million, $0.6 million and $0.3 million, respectively. These decreases were primarily due to a reduction-in-force during 2001 and a reduction of marketing expenses such as trade show expenses, cooperative marketing expenses, and advertising development and placement expenses.

      Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles decreased 64% from $2.2 million for the fiscal year ended December 31, 2000 to $0.8 million for the fiscal year ended December 30, 2001. This $1.4 million decrease was due to intangible assets being or becoming fully amortized during fiscal 2000.

      Amortization of stock-based compensation. Amortization of stock-based compensation decreased 50% from $2.8 million for the fiscal year ended December 31, 2000 to $1.4 million for the fiscal year ended December 30, 2001. This $1.4 million decrease was driven by the amortization of deferred stock compensation being accounted for on an accelerated basis and reaching the later periods of amortization and as a result of employee terminations, including the reduction in force, occurring during 2001.

Liquidity and Capital Resources

      Since inception, we have financed our operations primarily through the sale of common stock and preferred stock with aggregate proceeds of approximately $115.3 million through December 29, 2002. Additionally, we have financed our operations through capital equipment lease lines, working capital credit facilities, notes payable, $6.9 million, net of costs, received from the sale of our laser diode fabrication facility and gigabit Ethernet product line and $2.1 million, net of costs, received from the sale of our SAN InSite software assets. Our principal sources of liquidity at December 29, 2002 consisted of $4.4 million of cash and cash equivalents and $12.0 million of investments. In addition, during early fiscal 2003 we collected a $2.5 million note due to us from the sale of the SAN InSite software assets and closed a Series B Convertible Preferred Stock financing generating net proceeds of approximately $7.8 million.

      Cash utilized by operating activities was $9.2 million during fiscal 2002, due primarily to net losses adjusted for non-cash expenses, as well as working capital required to fund our operations. Cash provided by investing activities was $9.9 million, primarily related to maturities of investments, net of purchases of investments and net proceeds of $2.1 million received from the sale of our SAN InSite software assets, offset by capital expenditures of $1.1 million. Cash used in financing activities was $1.4 million, primarily due to payments of $1.4 million on our capital leases and a $0.5 million purchase of treasury stock, offset by net of cash received pursuant to our Employee Stock Purchase Plan and stock option plans totaling $0.5 million.

      As of December 29, 2002, we had an accumulated deficit of $133.8 million and have never been profitable. We reduced our work force during 2002 and sold our SAN InSite software assets. We plan to grow our revenue base and to continue to control our expenses in order to achieve profitability. However we cannot be certain that we will ever realize sufficient revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

      Including the proceeds from the sale of preferred stock and the collection of the note from the sale of SAN InSite in early 2003, we believe that our existing cash, cash equivalents and investment balances will be sufficient to meet our cash requirements at least through the next twenty-four months. However, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our future revenue, the timing and extent of spending to support product development efforts and sales, general and administrative activities, the timing of introductions of new products, and market acceptance of our products. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms or at all.

Commitments and Other Obligations

      During the ordinary course of business we enter into commitments and other obligations that are contractual in nature and, unless amended reflect future cash uses. The table below sets forth those commitments as of December 29, 2002 (in thousands):

Description	Total	Current	1 to 2 years	3-5 years

Capital Leases — Including Interest	$236	$187	$46	$3
Operating Leases	1,371	627	744	—

Total	$1,607	$814	$790	$3

Recent Accounting Pronouncements

      Effective December 30, 2002, we adopted Statement of Financial Accounting Standard No. 143 “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (SFAS 143). The provisions of SFAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the potential impacts of SFAS 143 on our operating results, financial position or cash flows.

      Effective December 31, 2001, we adopted Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 addresses issues relating to the implementation of SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Our adoption of SFAS 144 did not materially impact our operating results, financial position or cash flows.

      Effective May 15, 2002, we adopted Statement of Financial Accounting Standard No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4 “Reporting Gains and Losses from the Extinguishment of Debt.” Extraordinary treatment will be required for certain extinguishments as provided in APB No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 145 also amends SFAS No. 13 “Accounting for Leases” to require certain modifications to capital leases be treated as sale-leaseback transactions and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). Our adoption of SFAS 145 did not materially impact our operating results, financial position or cash flows.

      Effective December 31, 2002, we adopted Statement of Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses prospective financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value when the liability is incurred versus on the date of the entity’s commitment to an exit plan as required under ETIF 94-3. SFAS 146 is effective prospectively for exit or disposal activities that are initiated after December 31, 2002. Our adoption of SFAS 145 did not materially impact our operating results, financial position or cash flows.

      During December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148) which amends the guidance set forth in Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 148 provides guidance for companies that elect to change their accounting for employee stock based compensation to the fair value method of accounting. The statement amends, expands and increases the frequency of the existing disclosure requirements to require more prominent and quarterly of the effects of stock based compensation of SFAS 123. The interim disclosure provisions become effective for us starting with the quarter ending March 30, 2003. We are currently evaluating the potential impacts of SFAS 148 on our operating results, financial position or cash flows.

Factors That May Affect Results of Operations and Financial Condition

We have incurred significant losses since our inception, we expect future losses, and we may not become profitable.

      We have incurred significant losses since inception, most recently a net loss of $9.7 million for fiscal year 2002, and expect to incur losses in the future. As of December 29, 2002, we had an accumulated deficit of $133.8 million. We expect to incur significant product development, sales and marketing and administrative expenses, and we will need to generate significant revenue to achieve and maintain profitability. We cannot be certain that we ever will realize sufficient revenue to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

      Our revenue and results of operations have varied on a quarterly basis in the past and may vary significantly in the future due to a number of factors, many of which may cause our stock price to fluctuate. Some of the factors that could affect our operating results include:

•	the size, terms and fluctuations of customer orders, particularly orders from a limited number of OEMs;

•	changes in general economic conditions and specific economic conditions in the computer storage and networking industries, including changes in spending levels for information technology products;

•	the timing of customer orders, a large percentage of which are generated in the last month of each quarter;

•	the rate of market acceptance of our InSpeed technology;

•	the length of time needed by customers for the evaluation and integration of our products;

•	delays in or longer than expected design cycles for new products;

•	our ability to attain and maintain sufficient reliability levels for our products;

•	our ability to develop and market new products;

•	the timing of the introduction or enhancement of products by us, our OEMs and our competitors;

•	decreases in the prices at which we can sell our products;

•	the mix of products sold and the mix of channels through which our products are sold; and

•	the ability of our contract manufacturer to produce and distribute our products in a timely fashion.

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

      Our success will depend on our continued ability to develop and manage relationships with significant OEMs, resellers and integrators, as well as on the sales efforts and success of these customers. Revenue from HP (including Compaq Computer Corporation) and Avid Technology represented 41.0% and 14.7% of revenue, respectively, for the twelve month period ended December 29, 2002. Although we are attempting to expand our base of OEMs and resellers, most of our future revenue may come from a small number of customers.

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

Our success is dependent upon the market acceptance of our embedded storage switch products and growth of the storage market.

      We are focusing the majority of our development, sales and marketing resources on the new embedded storage switch market. Our InSpeed based products incorporate a relatively new technology we developed for this market. Accordingly if the acceptance of our InSpeed technology and InSpeed based products by large OEMs does not materialize, or the market for back-end embedded storage switches does not grow, our results of operations and financial condition could be harmed significantly. Our success in generating revenue in this market will depend on, among other things, our ability to:

•	demonstrate the benefits of embedded switch products to OEMs;

•	enhance our existing embedded storage switch products and introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards;

•	develop, maintain and build relationships with leading storage OEMs; and

•	accurately predict the direction of industry standards and base our products on those industry standards.

Our failure to do any of these activities would adversely affect our ability to be successful in this market.

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

      Emerging technologies, such as Ethernet IP, SCSI (Small Computer System Interface) over IP, SATA (Serial Advanced Technology Attachment) and Infiniband are potential competing alternatives to Fibre Channel. If we are unable to identify new technologies in a timely manner and efficiently utilize such new technologies in our product development efforts, the demand for our current products may decrease significantly and rapidly, which would harm our business.

We expect that a growing percentage of our future revenue will be derived from our InSpeed technology-based products and our success will depend on widespread acceptance of these products and technologies and our ability to manage transition from older product inventories.

      Our future revenue growth will depend on the success of our new InSpeed products and product launches by customers that incorporate our InSpeed SOCs and switches. In addition, as we introduce new or enhanced InSpeed products, we will have to manage successfully the transition from older releases in order to minimize disruption in our customers’ ordering patterns, avoid excessive levels of older product inventories and ensure that enough supplies of new products can be delivered to meet our customers’ demands. To the extent customers defer or cancel orders in expectation of new product releases, any delay in development or introduction of new products could cause our operating results to suffer.

Competition in our markets may lead to reduced prices and sales of our products, increased losses and reduced market share.

      We target our embedded storage switches at a new and evolving market. As yet no other company has publicly introduced products similar to our InSpeed family of products. As this market grows we may face competition from storage networking switch providers, including Brocade Communications Systems, Inc. and QLogic Corporation, semiconductor companies, or OEMs, including our OEM customers, that may choose to develop technology or products that compete with ours.

      We may not be able to compete successfully in the SAN market. The markets for SAN interconnect products are highly competitive and we expect that more companies, including our customers, may enter the market for SAN interconnect products. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.

      Our current competitors include a number of domestic and international companies, many of which have longer operating histories, greater name recognition and substantially greater financial, technical, and sales and marketing resources, and may have larger distribution channels, access to more customers and a larger installed customer base than we do. As a result, these companies may be able to undertake more extensive marketing campaigns and adopt more aggressive pricing policies than we can. We may not have the financial resources, technical expertise or marketing, manufacturing, distribution, and support capabilities to compete successfully in the future. There can also be no assurance that we will be able to compete successfully against current or future competitors or that current or future competitive pressures will not materially harm our business.

      For SAN interconnect sales, we compete primarily with Brocade Communications Systems, Inc. and QLogic Corporation. Our competitors continue to introduce improved SAN products with lower prices, and we will have to do the same to remain competitive. Furthermore, our customers or larger companies in other related industries may develop or acquire technologies and apply their significant resources, including their distribution channels and brand recognition, to capture significant SAN market share.

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

      We rely on OEMs and resellers to distribute and sell our products. Our success depends substantially on our ability to initiate, manage and expand our relationships with OEMs, our ability to attract additional resellers and the sales efforts of these OEMs and resellers. Our failure to manage and expand our relationships with OEMs and resellers, or their failure to effectively market their products that utilize our products, could substantially reduce our revenue and seriously harm our business.

The loss of Suntron, the failure to forecast accurately demand for our products or to manage successfully our relationship with Suntron would negatively affect our business.

      We rely on Suntron, an outside contract-manufacturing firm, to manufacture, store and ship our box products. We share Suntron’s manufacturing and assembly capacity with numerous companies whose needs may conflict with ours. If Suntron is unable, unwilling, or fails to complete production runs for us in the future, or experiences any significant delays in completing production runs or shipping our products, the manufacturing, assembly and sale of our products could be temporarily suspended for an undeterminable period of time. We have in the past experienced delivery problems based on capacity constraints for production, test and material supply. If our product volume requirements increase, we may find it necessary to augment our manufacturing and assembly capacity by engaging new subcontract manufacturers. We may not be successful in finding qualified manufacturers that meet our needs. An interruption in supply of our products, or additional costs incurred to qualify and shift production to an alternative manufacturing and assembly facility, would significantly harm our business, results of operations and financial condition.

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

      We plan to regularly introduce new products and product enhancements, which will require that we coordinate our efforts with Suntron to rapidly achieve volume production. If we do not effectively manage our relationship with Suntron, or if Suntron experiences delays, disruptions, capacity constraints, or quality control problems in, or reduces or discontinues its manufacturing operations, our ability to ship products to our customers could be delayed and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If we are required to or if we choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

We may lose sales if our sole source suppliers fail to meet our needs.

      We currently purchase several key components from single sources. We depend on single sources for our SOCs, card guides, ASICs and our microprocessors. ASICs are custom designed computer chips that perform specific functions very efficiently. In addition, we license software from a third party that is incorporated into our switches and hubs. If we cannot supply our SOCs or other products due to a lack of availability of the single source components, or are unable to redesign products with other components in a timely manner, our business, results of operations and financial condition would be materially adversely affected.

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

      Fibre Channel products, including InSpeed based products, frequently contain undetected software or hardware defects when first introduced or as new versions are released. Our products are complex and problems may be found from time to time in our existing, new or enhanced products. Our products incorporate components manufactured by third parties. We have in the past experienced difficulties with quality and reliability of components obtained from third parties, and we could experience similar problems in the future. In addition, our products are integrated with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts, cause significant customer relations problems, and damage our reputation.

If we fail to successfully develop and maintain the Vixel and InSpeed brands, our revenue may not grow and our stock price may decline.

      We believe that establishing and maintaining the Vixel and InSpeed brands is a critical aspect of our efforts to maintain and develop strategic OEM and reseller relationships, and that the importance of brand recognition will increase due to the growing number of vendors of Fibre Channel products. If we fail to promote our brands successfully, or if we incur excessive expenses in an attempt to promote and maintain the Vixel or InSpeed brands, our business, results of operations and financial condition may be materially and adversely affected. In addition, if our OEMs, resellers and end users of our products do not perceive our products to be of high quality, or if we introduce new products or technologies that are not accepted by the market, the value of the Vixel or Inspeed brands may decline and our business may suffer.

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

      Our revenue from international sales represented 39% of our total revenue for the twelve month period ended December 29, 2002. We plan to expand our international sales, especially in Japan and Asia. Our international sales growth will be limited if we are unable to establish relationships with international OEMs and distributors, establish foreign operations, effectively manage international sales channels and develop relationships with service organizations. We cannot be certain that we will be able to establish, generate and build market demand for our products internationally. Our international operations will be subject to a number of risks, including:

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

      The market for Fibre Channel products is characterized by the need to support industry standards as they emerge, evolve and achieve acceptance. To remain competitive, we must continue to introduce new products and product enhancements that meet these industry standards. All components of a storage device or a SAN must utilize the same standards in order to operate together. Our products comprise only a part of a storage device or an entire SAN and we depend on the companies that provide other components, many of which are significantly larger than we are, to support industry standards as they evolve. We also depend on our competitors to support these same industry standards. The failure of these providers or our competitors to support these industry standards could negatively impact market acceptance of our products.

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

      We believe that our continued success depends on protecting our proprietary technology, including InSpeed. We currently rely on a combination of patents, copyrights, trademarks, trade secrets and contractual provisions to establish and protect our intellectual property rights. In addition, we also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our documentation and other proprietary information. Our failure to protect our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition. Efforts to protect our intellectual property could be time consuming and expensive and could have a material adverse effect on results of operations and financial condition.

      On March 3, 2003 we filed a patent infringement action against QLogic Corporation in the United States District Court for the District of Delaware. The complaint states that QLogic is infringing U.S. Patent No. 6,118,776, entitled “Methods and Apparatus for Fiber Channel Interconnection of Private Loop Devices,” through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including QLogic’s SANBox2 product. We are seeking unspecified past damages, potential future royalties, or, alternatively, injunctive relief.

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

      The trading price of our common stock has been and is likely to continue to be volatile. The market price of our common stock may fluctuate significantly in response to several factors, including but not limited to the following, some of which are beyond our control:

•	actual or anticipated fluctuations in our operating results;

•	losses of our key OEMs or reduction in their purchases of our products;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of other technology companies;

•	announcements by us or by our competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	future sales of capital stock.

•	political and economic instability, including, but not limited to war, military actions, and acts of terrorism; and

•	force majeure events.

      In addition, the stock market has recently experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

We may not be able to meet our future capital requirements, limiting our ability to grow.

      Including the proceeds from the sale of preferred stock and the collection of the note from the sale of SAN InSite in early 2003, we believe that our existing cash, cash equivalent and investment balances will be sufficient to meet our cash requirements at least through the next twenty-four months. However, we may need, or could elect, to seek additional funding prior to that time. If we need to raise additional funds, we may not be able to do so on favorable terms, or at all. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated funding requirements.

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

      Our investment portfolio, with a fair value of $12.1 million as of December 29, 2002, is invested in commercial paper, government securities and corporate indebtedness that could experience an adverse decline in fair value should an increase in interest rates occur. In addition, declines in interest rates could have an adverse impact on interest earnings for our investment portfolio. We do not currently hedge against this interest rate exposure.

      All of our revenue is realized in U.S. dollars and is from customers primarily headquartered in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange risk.

Item 8.	Financial Statements and Supplementary Data

      Our financial statements, together with related notes and the report of PricewaterhouseCoopers LLP, independent accountants, are listed in Item 15(a) and included herein beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item concerning our directors and nominees is incorporated by reference to our 2003 Proxy Statement under the caption “Election of Directors” and information concerning our executive officers is included in Part I, Item I, under the caption “Executive Officers.”

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference to our 2003 Proxy Statement under the section titled “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is incorporated by reference to our 2003 Proxy Statement under the section titled “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to our 2003 Proxy Statement under the section titled “Certain Transactions.”

Item 14.	Controls and Procedures

      We conducted an evaluation of our controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the date of the evaluation, our disclosure controls were effective in providing reasonable assurance that the material information required to be included in our reports filed with the Securities and Exchange Commission is properly recorded, processed, summarized, and reported within the time specified periods pursuant to SEC rules. It should be noted that the design of any system of control is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated objectives.

      In addition, there were no significant changes in our system of internal control or in other factors that could significantly impact these controls subsequent to the date of evaluation. Furthermore, we have not identified any material deficiencies or weaknesses in our system of internal control, therefore no corrective actions were taken.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

(1)	Index to Financial Statements and Report of Independent Accountants.

      The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(2)	Financial Statement Schedules.

      The following financial statement schedule for the years ended December 31, 2000, December 30, 2001 and December 29, 2002 is filed as part of this annual report and should be read in conjunction with the consolidated financial statements.

Page

Report of Independent Accountants on Financial Statement Schedule	33
Schedule II — Valuation and Qualifying Accounts	33

(3)	Exhibits.

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3(4)	Certificate of Designation of Series B Convertible Preferred Stock
3.4(1)	Bylaws of the Registrant (Exhibit 3.4)
4.1(1)	Specimen Stock Certificate
4.2(1)	Amended and Restated Investors’ Rights Agreement dated February 17, 1998
4.3(1)	First Amendment to Amended and Restated Investors’ Rights Agreement dated February 17, 1998
4.4(2)	Rights Agreement dated November 15, 2000, between the Registrant and Computer Share Trust Company, Inc.
4.5(2)	Form of Rights Certificate
4.6(4)	Form of Warrant to Purchase Common Stock of Vixel Corporation.
4.7(4)	Registration Rights Agreement dated as of February 14, 2003, by and between Vixel Corporation and the investors signatory thereto.
10.1(1)	Form of Indemnity Agreement to be entered into by the Registrant and each of its directors and executive officers*
10.2(1)	Amended and Restated 1995 Stock Option Plan and forms of agreements thereunder
10.3(1)	Turnkey Manufacturing Agreement with K*Tec Electronics, a division of Kent Electronics Company, dated May 5, 1997 (Exhibit 10.7)
10.4(1)	Employment Agreement between Registrant and Stuart B. Berman dated February 17, 1998 (Exhibit 10.9)*

Exhibit
Number	Description

10.5(1)	Employment Agreement between Registrant and James McCluney dated April 26, 1999 (Exhibit 10.12)*
10.6(1)	Restricted Stock Purchase Agreement between Registrant and Kurtis L. Adams dated May 20, 1999 (Exhibit 10.15)
10.7(1)	Full Recourse Promissory Note between Registrant and Stuart B. Berman dated April 16, 1999 (Exhibit 10.16)
10.8(1)	Form of Full Recourse Promissory Note between Registrant and its executive officers (Exhibit 10.17)
10.9(1)	Form of Full Recourse Promissory Note between Registrant and its directors (Exhibit 10.18)
10.10(1)	Lease Agreement between Registrant and Sun Life Assurance Company of Canada (U.S.) dated December 5, 1996, as amended January 22, 1997 (Exhibit 10.19)
10.11(5)	Second Amendment to Lease Agreement between Registrant and Sun Life Assurance Company of Canada (U.S.) dated November 28, 2001.
10.12	Sublease Agreement between Registrant and Inter-Tel Technologies, Inc., dated October 7, 2002 (Exhibit 10.20)
10.13(1)	Vixel Corporation 1999 Employee Stock Purchase Plan and forms of agreements thereunder (Exhibit 10.22)*
10.14(1)	Vixel Corporation 1999 Equity Incentive Plan, as amended*
10.15(1)	Form of Stock Pledge Agreement between the Registrant and its directors (Exhibit 10.24)
10.16(3)	Vixel Corporation 2000 Non-officer Equity Incentive Plan and forms of agreements thereunder (Exhibit 99.1)*
10.17(4)	Series B Convertible Preferred Stock and Warrant Purchase Agreement between the Registrant and the Investors signatory thereto, dated as of February 18, 2003.
10.18(6)†	Asset Purchase Agreement between Registrant and Fujitsu Technology Corporation, dated April 4, 2002.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Power of Attorney. Reference is made to the signature page
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to designated exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-81347), declared effective on September 30, 1999.

(2)	Incorporated by reference to Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.

(3)	Incorporated by reference to designated exhibits to Company’s Registration Statement on Form S-8 (File No. 333-39000) filed June 9, 2000.

(4)	Incorporated by reference to Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2003.

(5)	Incorporated by reference to Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

(6)	Incorporated by reference to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2002.

†	Confidential treatment granted as to certain portions of this agreement.

*	Management compensatory plans and arrangements required to be filed as exhibits to this report.

(b)	Reports on Form 8-K.

      The Registrant filed a current report on Form 8-K on October 1, 2002 under Item 5, with respect to the Registrant’s announcement of its adoption of a stock repurchase program.

(c)	See Exhibits listed under Item 15(a)(3).

(d)	The financial statement schedules required by this item are listed under Item 15(a)(2).

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Vixel Corporation

      Our audits of the financial statements referred to in our report dated January 28, 2003 except as to the second paragraphs of Note 9, Legal Proceedings and of Note 10, and Note 16 as to which the date is March 3, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

January 28, 2003

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

      For the years ended December 31, 2000, December 30, 2001, and December 29, 2002 (in thousands):

	Balance at	Amounts Charged to		Balance at
	Beginning of Period	Costs and Expenses	(Deductions)	End of Period

Allowance for doubtful accounts
Year ended December 31, 2000.	$250	$701	$(101)	$850
Year ended December 30, 2001.	$850	$108	$(569)	$389
Year ended December 29, 2002.	$389	$8	$(211)	$186
Accrued warranty costs
Year ended December 31, 2000.	$2,949	$1,975	$(1,526)	$3,398
Year ended December 30, 2001.	$3,398	$604	$(1,867)	$2,135
Year ended December 29, 2002.	$2,135	$427	$(813)	$1,749
Allowance for inventory valuation
Year ended December 31, 2000.	$565	$1,066	$(603)	$1,028
Year ended December 30, 2001.	$1,028	$4,413	$(1,379)	$4,062
Year ended December 29, 2002.	$4,062	$925	$(1,403)	$3,584

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, King County, State of Washington, on this 27th day of March, 2003.

VIXEL CORPORATION

By:	/s/ JAMES M. MCCLUNEY

James M. McCluney
Chief Executive Officer, President and
Chairman of the Board of Directors

POWER OF ATTORNEY

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES M. MCCLUNEY James M. McCluney	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 27, 2003

/s/ KURTIS L. ADAMS Kurtis L. Adams	Chief Financial Officer, Vice President of Finance, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 27, 2003

/s/ ROBERT Q. CORDELL II Robert Q. Cordell II	Director	March 27, 2003

/s/ CHARLES A. HAGGERTY Charles A. Haggerty	Director	March 27, 2003

/s/ ROBERT S. MESSINA Robert S. Messina	Director	March 27, 2003

/s/ JAMI K. NACHTSHEIM Jami K. Nachtsheim	Director	March 27, 2003

/s/ PETER J. PERRONE Peter J. Perrone	Director	March 27, 2003

/s/ TIMOTHY M. SPICER Timothy M. Spicer	Director	March 27, 2003

/s/ WERNER F. WOLFEN Werner F. Wolfen	Director	March 27, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

and Stockholders of Vixel Corporation

      In our opinion, the accompanying balance sheet and the related statements of operations, stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Vixel Corporation at December 29, 2002 and December 30, 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in Note 6, Vixel Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective December 31, 2001.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington
January 28, 2003, except as to the second paragraphs
of Note 9, Legal Proceedings, and of Note 10 and
Note 16 as to which the date is March 3, 2003

VIXEL CORPORATION

BALANCE SHEET

	December 30,	December 29,
	2001	2002

	(In thousands, except share
	amounts)
ASSETS
Current assets
Cash and cash equivalents	$5,036	$4,347
Investments	20,942	12,054
Accounts receivable, net of allowance for doubtful accounts of $389 and $186, respectively	2,995	2,782
Inventories	2,951	1,503
Note receivable	—	2,500
Prepaid expenses and other current assets	1,271	1,488

Total current assets	33,195	24,674
Property and equipment, net	4,299	2,243
Goodwill and other intangibles, net	948	423
Other assets	323	145

Total assets	$38,765	$27,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of capital leases	$1,340	$178
Accounts payable	4,046	2,900
Accrued liabilities	4,022	3,507
Deferred revenue	1,147	735
Accrued restructuring costs, current portion	—	307

Total current liabilities	10,555	7,627
Capital leases, net of current portion	184	44
Accrued restructuring costs, net of current portion	—	306

Total liabilities	10,739	7,977

Commitments and contingencies
Stockholders’ equity
Common stock, $.0015 par value; 60,000,000 shares authorized; 24,272,230 and 25,115,782 shares issued and 23,983,664 and 24,579,516 shares outstanding at December 30, 2001 and December 29, 2002, respectively	36	38
Additional paid-in capital	156,922	157,925
Stock-based compensation	(765)	(117)
Notes receivable from stockholders	(3,745)	(3,745)
Treasury stock, at cost; 288,566 and 536,266 shares at December 30, 2001 and December 29, 2002, respectively	(348)	(831)
Accumulated deficit	(124,074)	(133,762)

Total stockholders’ equity	28,026	19,508

Total liabilities and stockholders’ equity	$38,765	$27,485

The accompanying notes are an integral part of these financial statements.

VIXEL CORPORATION

STATEMENT OF OPERATIONS

	Fiscal Year Ended

	December 31,	December 30,	December 29,
	2000	2001	2002

	(In thousands, except per share amounts)
Revenue
SAN systems	$29,610	$16,769	$20,606
Components	3,599	5,034	—

Total revenue	33,209	21,803	20,606
Cost of revenue(1)	21,799	14,069	10,715

Gross profit	11,410	7,734	9,891
Operating expenses
Research and development(2)	15,570	14,657	11,307
Selling, general and administrative(3)	17,437	14,423	10,699
Amortization of goodwill and other intangibles	2,159	820	436
Amortization of stock-based compensation	2,825	1,353	591

	37,991	31,253	23,033
Restructuring costs	—	—	1,742
Loss (gain) on sales of assets	—	5	(4,445)

Total operating expenses	37,991	31,258	20,330
Loss from operations	(26,581)	(23,524)	(10,439)
Interest expense	(632)	(309)	(67)
Interest income	3,587	1,833	797
Other income (loss), net	69	72	21

Net loss	$(23,557)	$(21,928)	$(9,688)

Basic and diluted net loss per share	$(1.04)	$(0.93)	$(0.40)

Weighted-average shares outstanding	22,710	23,504	24,106

(1)	Includes amortization of stock-based compensation of $67, $28, and $10 for the fiscal years ended December 31, 2000, December 30, 2001, and December 29, 2002, respectively.

(2)	Excludes amortization of stock-based compensation of $111, $32, and $13 for the fiscal years ended December 31, 2000, December 30, 2001, and December 29, 2002, respectively.

(3)	Excludes amortization of stock-based compensation of $2,714, $1,321, and $578 for the fiscal years ended December 31, 2000, December 30, 2001, and December 29, 2002, respectively.

The accompanying notes are an integral part of these financial statements.

VIXEL CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Notes
	Common Stock		Additional		Receivable	Treasury Stock			Total
			Paid-in	Stock-Based	from			Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Stockholders	Shares	Amount	Deficit	Equity

	(In thousands, except share amounts)
Balance, January 2, 2000	23,213,588	$35	$155,070	$(5,525)	$(5,246)	66,666	$(50)	$(78,589)	$65,695

Stock options exercised	411,104	1	680						681
ESPP shares issued	213,550	—	1,121						1,121
Common stock warrants exercised	6,799	—	10						10
Amortization of stock-based compensation				2,892					2,892
Other			(494)	473	124				103
Net loss								(23,557)	23,557)

Balance, December 31, 2000	23,845,041	36	156,387	(2,160)	(5,122)	66,666	(50)	(102,146)	46,945

Stock options exercised	130,658	—	58						58
ESPP shares issued	296,531	—	484						484
Purchase of treasury stock						221,900	(298)		(298)
Amortization of stock-based compensation				1,381					1,381
Proceeds from stockholders notes receivable					1,377				1,377
Option grants to non-employees			7						7
Other			(14)	14	—				—
Net loss								(21,928)	(21,928)

Balance, December 30, 2001	24,272,230	36	156,922	(765)	(3,745)	288,566	(348)	(124,074)	28,026

Stock options exercised	163,422	—	141						141
ESPP shares issued	255,130	1	361						362
Stock issued to an officer	425,000	1	535						536
Purchase of treasury stock						247,700	(483)		(483)
Amortization of stock-based compensation				601					601
Reversal of stock- based compensation for terminated employees			(47)	47					—
Option grants to non-employees			13						13
Net loss								(9,688)	(9,688)

Balance, December 29, 2002	25,115,782	$38	$157,925	$(117)	$(3,745)	$536,266	$(831)	$(133,762)	$19,508

The accompanying notes are an integral part of these financial statements.

VIXEL CORPORATION

STATEMENT OF CASH FLOWS

	Fiscal Year Ended

	December 31,	December 30,	December 29,
	2000	2001	2002

	(In thousands)
Cash flows from operating activities
Net loss	$(23,557)	$(21,928)	$(9,688)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,439	4,104	2,655
Amortization of goodwill and other intangibles	2,158	732	525
Stock-based compensation	2,892	1,388	1,150
Provisions for doubtful accounts, inventory valuation and warranty	3,742	442	(882)
Non-cash restructuring costs	—	—	400
Gain on sale of SAN InSite assets	—	—	(4,500)
Loss on disposal of property and equipment	—	5	56
Changes in
Accounts receivable	(2,701)	4,428	428
Inventories	840	(4,884)	2,384
Prepaid expenses and other assets	824	879	(39)
Accounts payable and accrued liabilities	(1,351)	(816)	(1,930)
Deferred revenue	300	847	(412)
Accrued restructuring costs	—	—	613
Other long-term liabilities	(1,000)	—	—

Net cash used in operating activities	(14,414)	(14,803)	(9,240)

Cash flows from investing activities
Purchase of short-term investments	(31,454)	(35,033)	(17,099)
Maturities of short-term investments	50,468	39,727	25,987
Proceeds from the sale of property and equipment	—	—	33
Proceeds from the sale of SAN InSite assets, net of costs	—	—	2,059
Purchase of property and equipment	(3,131)	(1,065)	(1,076)

Net cash provided by investing activities	15,883	3,629	9,904

Cash flows from financing activities
Repayment of stockholders notes receivable	—	1,377	—
Principal payments on long-term debt and capital leases	(3,039)	(2,478)	(1,373)
Amortization of debt issuance costs	16	1	—
Proceeds from exercise of stock options and warrants	690	58	141
Issuance of Employee Stock Purchase Plan shares	1,121	484	362
Purchase of treasury stock	—	(298)	(483)
Other financing activities	103	—	—

Net cash used in financing activities	(1,109)	(856)	(1,353)

Net increase (decrease) in cash and cash equivalents	360	(12,030)	(689)
Cash and cash equivalents, beginning of period	16,706	17,066	5,036

Cash and cash equivalents, end of period	$17,066	$5,036	$4,347

Supplemental disclosure of cash flow information
Cash paid for interest	$582	$275	$67
Supplemental disclosure of non-cash investing and financing activities
Equipment purchased under capital leases	$700	$35	$85

Sale of San InSite assets in exchange for note receivable	$—	$—	$2,500

Deferred stock compensation reversed during period	$—	$—	$47

Use of prepaid expenses to acquire property and equipment	$—	$10	$—

The accompanying notes are an integral part of these financial statements.

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Organization and summary of significant accounting policies

Organization

      Vixel Corporation is a provider of comprehensive Fibre Channel products and technologies for use in data storage solutions and storage area networking applications. Our products include switch-on-a-chip (SOC) embedded storage switch products, fabric switches, and arbitrated loop hubs. Our products and technologies are used by major system suppliers and are available worldwide through our network of OEMs, integrators, and value-added resellers.

Fiscal Year

      We have a 52 or 53-week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 31, 2000, December 30, 2001, and December 29, 2002 were each 52 weeks.

Revenue Recognition

      We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, the product has been shipped to the customer or the customer takes possession of the product, the sales price is fixed or determinable and collectability is reasonably assured. We defer the recognition of revenue for sales subject to price protections or stock rotation rights until the expiration of such protections or rights

Concentration of Manufacturing and Credit Risk and Sales to Major Customers

      Financial instruments that potentially subject us to concentrations of credit risk are primarily accounts receivable, cash equivalents and investments. We maintain an allowance for doubtful accounts receivable based upon our historical experience, circumstances that become known to us, and the expected collectability of all accounts receivable. Credit losses to date have been within our estimates. We have a cash and short-term investment policy that generally restricts investments to ensure preservation of principal and maintenance of liquidity.

      We sell our products primarily to a limited number of OEMs. HP Corporation (including Compaq Computer Corporation) and Avid Technology represented 41.0% and 14.7% of revenue, respectively, for fiscal 2002. Sun Microsystems, Compaq Computer and Avid Technology represented 33.7%, 18.5% and 14.4% of revenue, respectively, for fiscal 2001. Compaq Computer and Sun Microsystems represented 25.6% and 21.3% of revenue, respectively, for fiscal 2000. No other individual customer represented more than 10.0% of our total revenue during those periods. While we are seeking to diversify our customer base and expand the portion of our revenue that is derived from sales through various distribution channels, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of OEMs.

      We rely on a single third party manufacturer for the production of the majority of products. Additionally, we have licensed the manufacturing of our Fibre Channel SOCs to a third party manufacturer. The inability of our third party manufacturers to fulfill supply and production requirements could negatively impact future results. However, we believe that alternative manufacturing sources could be obtained and qualified to supply our products.

Fair Value of Financial Instruments

      Our financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, accrued liabilities and capital leases. Due to our financial instruments being of relatively short duration, the carrying amounts of financial instruments approximate their fair value.

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

      Cash balances are carried at an institution insured by the Federal Deposit Insurance Corporation, however the balances carried occasionally exceed insurance maximums. We have not experienced any losses due to account balances exceeding insurance maximums and believe the potential risk of such loss to be minimal. Highly liquid investments purchased with original or remaining maturities of 90 days or less at the date of purchase are considered to be cash equivalents. Investments deemed to be cash equivalents must comply with our investment policies and are generally consistent in composition to our investments.

Investments

      Investments consist of highly rated commercial paper and corporate bonds that have maturities at time of purchase between three and twelve months. These investments are classified as available-for-sale and are recorded at market value, which currently approximates cost. The specific identification method is used to determine the cost basis of securities sold. For the years ended December 31, 2000, December 30, 2001, and December 29, 2002 no gains or losses were realized on the sale of investments. Unrealized gains or losses at December 30, 2001 and December 29, 2002 did not materially impact on our financial position.

Inventories

      Inventory is carried at the lower of standard cost (which approximates current cost using a first in, first out cost flow assumption) or estimated net realizable value. To the extent cost exceeds net realizable value, a provision is charged to current period expense to mark the inventory to net realizable value.

Property and Equipment

      Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

Test equipment	1-3 years
Furniture and office and computer equipment	3-5 years
Software	3 years
Leasehold improvements	2-5 years

      Leasehold improvements are amortized over the shorter of their useful lives or the remaining term of the related lease. Maintenance and repairs, which do not materially add to the value of the asset nor prolong its life, are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and we recognize any resulting gain or loss during the current period.

Leases

      We lease property and equipment through both operating and capital lease agreements. Under capital leasing agreements, the present value of the future minimum lease payments payable over the lease term, or the fair value of the leased property at the inception of the lease, is recorded as a fixed asset. The corresponding leasing commitments are shown as amounts payable to the lessor. Depreciation of leased assets is charged to the statement of operations over the shorter of the lease term or the useful lives of equivalent owned assets.

      Other leases are treated as operating leases. Rent amounts are charged to the statement of operations on a straight-line basis over the term of the operating lease.

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

      Goodwill and other intangibles represent costs in excess of net assets of businesses acquired, acquired technology and other intangible assets. Beginning December 31, 2001, goodwill is no longer being amortized and is instead subject to annual impairment testing pursuant to the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets.” No indications of impairment were noted during fiscal 2002. Other intangibles assets are amortized over periods ranging from three to five years, using the straight-line method.

Impairment of Long-Lived Assets

      We continually review the carrying value of long-lived assets, including, but not limited to, property and equipment and goodwill and other intangibles to determine whether indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized for the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. There were no impairment losses recorded during fiscal years 2000, 2001 or 2002.

Income Taxes

      We account for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts in the financial statements and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when the are realized. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recorded.

Warranty

      We offer product warranties of one to five years. Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. These estimates are based on historical warranty experience and other relevant information of which we are aware. The following table sets forth the amount of warranty accrued, expensed and utilized or adjusted during each of the three years ended December 31, 2000, December 30, 2001, and December 29, 2002:

		Amounts
	Balance at	Charged to
	Beginning	Costs and		Balance at End
	of Period	Expenses	(Deductions)	of Period

Accrued warranty costs
Year ended December 31, 2000	$2,949	$1,975	$(1,526)	$3,398
Year ended December 30, 2001	$3,398	$604	$(1,867)	$2,135
Year ended December 29, 2002	$2,135	$427	$(813)	$1,749

Research and Development

      Research and development costs are expensed as incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs.”

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Advertising

      We expense advertising costs as incurred. During the years ended December 31, 2000 and December 30, 2001, advertising expenses were approximately $224,000 and $126,000. We did not incur advertising expenses during the year ended December 29, 2002.

Net Loss per Share

      Basic net loss per share represents the net loss divided by the weighted-average number of common shares outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net loss per share represents the net loss available to common stockholders divided by the weighted-average number of common shares outstanding including the potentially dilutive impact of common stock options and warrants, convertible preferred stock and shares of restricted stock subject to repurchase. Common stock options and warrants are converted using the treasury stock method. Basic and diluted net losses per share are equal for the periods presented because the impact of common stock equivalents is anti-dilutive. Potentially dilutive securities, consisting of unvested shares of common stock outstanding and options and warrants to purchase common stock, totaling 4,509,000, 5,482,000 and 5,893,000 shares for the years ended December 31, 2000, December 30, 2001, and December 29,2002, respectively, were excluded from diluted net loss per share due to their anti-dilutive effect.

      The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated (in thousands):

	Fiscal Year Ended

	December 31,	December 30,	December 29,
	2000	2001	2002

Numerator:
Net loss	$(23,557)	$(21,928)	$(9,688)
Denominator:
Weighted-average shares outstanding	22,710	23,504	24,106

Stock Options

      We account for stock option grants pursuant to the provisions of Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (SFAS 123). Under the provisions of SFAS 123, employee stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), or the fair value method described in SFAS 123. Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net income. We have elected to continue accounting for our employee and director stock-based awards under the provisions of APB 25. We account for equity grants to other than employees and directors pursuant to the fair value provisions of SFAS 123.

      Had we determined compensation expense based on the fair value of the option at the grant date for all stock options issued to employees and for shares issued to employees at a discount pursuant to the Employee

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock Purchase Plan, our net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	December 31,	December 30,	December 29,
	2000	2001	2002

Net loss as reported	$(23,557)	$(21,928)	$(9,688)
Stock based compensation included in net loss as reported(*)	—	—	—
Stock based compensation pursuant to fair value accounting	(4,223)	(4,716)	(3,124)

Pro forma	$(27,780)	$(26,644)	$(12,812)

Basic and diluted net loss per share
As reported	$(1.04)	$(0.93)	$(0.40)

Pro forma	$(1.22)	$(1.13)	$(0.53)

(*)	Does not include amortization of deferred stock compensation

      The stock based compensation pursuant to fair value accounting information presented has been determined as if we had accounted for our stock options issued to employees under the fair value method for all periods presented. The fair value of each option granted is estimated at the date of grant using the following weighted-average assumptions:

	December 31,	December 30,	December 29,
	2000	2001	2002

Expected term	4 years	5 years	5 years
Risk-free interest rate	6.11%	4.56%	2.79%
Dividend yield	0%	0%	0%
Volatility	85%	85%	100%

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting periods presented. Actual results could differ materially from those estimates. Amounts in the financial statements, which are particularly susceptible to changes in estimates in the near term, include the recoverability of goodwill and other intangibles and the adequacy of the allowances for doubtful accounts receivable, sales returns, inventory obsolescence, income taxes, and product warranty costs.

Recent Accounting Pronouncements

      Effective December 30, 2002, we adopted Statement of Financial Accounting Standard No. 143 “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (SFAS 143). The provisions of SFAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the potential impacts of SFAS 143 on our operating results, financial position or cash flows.

      Effective December 31, 2001, we adopted Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 addresses issues

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

relating to the implementation of SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Our adoption of SFAS 144 did not materially impact our operating results, financial position or cash flows.

      Effective May 15, 2002, we adopted Statement of Financial Accounting Standard No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4 “Reporting Gains and Losses from the Extinguishment of Debt.” Extraordinary treatment will be required for certain extinguishments as provided in APB No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 145 also amends SFAS No. 13 “Accounting for Leases” to require certain modifications to capital leases be treated as sale-leaseback transactions and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). Our adoption of SFAS 145 did not materially impact our operating results, financial position or cash flows.

      Effective December 31, 2002, we adopted Statement of Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses prospective financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value when the liability is incurred versus on the date of the entity’s commitment to an exit plan as required under ETIF 94-3. SFAS 146 is effective prospectively for exit or disposal activities that are initiated after December 31, 2002. Our adoption of SFAS 145 did not materially impact our operating results, financial position or cash flows.

      During December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148) which amends the guidance set forth in Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 148 provides guidance for companies that elect to change their accounting for employee stock based compensation to the fair value method of accounting. The statement amends, expands and increases the frequency of the existing disclosure requirements to require more prominent and quarterly of the effects of stock based compensation of SFAS 123. The interim disclosure provisions become effective for us starting with the quarter ending March 30, 2003. We are currently evaluating the potential impacts of SFAS 148 on our operating results, financial position or cash flows.

Reclassification

      Certain items in the December 31, 2000 and December 30, 2001 financial statements have been reclassified to conform to the December 29, 2002 presentation. These reclassifications have no impact on stockholders’ equity, net loss or cash flows as previously reported.

Liquidity

      As of December 29, 2002, we had an accumulated deficit of $133.8 million and have never been profitable. We reduced our work force during 2002 and sold our SAN InSite software assets. Furthermore, subsequent to December 29, 2002, we completed an $8.0 million round of Series B Convertible Preferred Stock financing. We plan to grow our revenue base and to continue to control our expenses in order to achieve profitability. However we cannot be certain that we will ever realize sufficient revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Including the proceeds from the sale of preferred stock and the collection of the note from the sale of SAN InSite in early 2003, we believe that our existing cash, cash equivalent and investment balances are sufficient to meet our cash requirements through December 28, 2003. However, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our future revenue, the timing and extent of spending to support product development efforts and sales, general and administrative activities, the timing of introductions of new products, and market acceptance of our products. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms or at all.

2.	Restructuring

      During April 2002, we adopted and implemented a restructuring plan to reduce our cost structure and focus on our InSpeed-based product development and sales. As a result of the plan, we recorded restructuring charges of $1.7 million, net of adjustments.

      The restructuring plan included a reduction of approximately 22% of our workforce across all departments that resulted in a charge of $360,000, net of adjustments, relating primarily to severance.

      The restructuring plan included the write-off of property and equipment that was disposed or removed from operations and resulted in a charge of $400,000. The property and equipment consisted primarily of computer equipment and related software, production and engineering equipment, and office equipment, furniture, and fixtures. We also recorded other restructuring costs of $83,000 relating primarily to impairment of operating lease agreements for equipment and professional fees incurred in connection with the restructuring activities.

      The restructuring plan included a charge of $899,000 for the consolidation of space within our Bothell, Washington corporate headquarters and our engineering facility in Irvine, California. This charge includes the cost associated with the idle facility space at these locations for the remainder of the lease terms.

      The restructuring charges are summarized as follows:

					Accrued
					Restructuring
		Non-cash	Cash		Costs as of
Category	Total Charge	Charges	Payments	Adjustments	December 29, 2002

	(In thousands)
Workforce reduction	$393	$—	$(360)	$(33)	$—
Consolidation of excess facilities	899	—	(286)	—	613
Impairment of long-lived assets and other charges	483	(400)	(83)	—	—

Total	$1,775	$(400)	$(729)	$(33)	$613

      We expect to pay the remaining amounts related to excess facilities space over the remaining lease term of our Bothell, WA facility through the first quarter of fiscal 2005.

3.	Sale of Assets

      On April 15, 2002, we closed a transaction with Fujitsu Software Technology Corporation, d/b/a Fujitsu Softek, involving the acquisition by Fujitsu Softek of our SAN management software assets, including our SAN management software, SAN InSite™, associated intellectual property and key development team resources. Upon closing of the transaction we received $2.5 million and a note for $2.5 million, which became due and was collected with accrued interest on January 15, 2003. In addition, we have the right to receive up

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

to an additional $5.0 million from sales of Fujitsu Softek products based on SAN InSite during the four-year period after the closing. Net of associated costs and expenses, we recorded a gain on sale from this transaction of $4.4 million.

4.	Inventories

      Inventories consist of the following (in thousands):

	December 30,	December 29,
	2001	2002

Raw materials	$4,781	$3,244
Finished goods	2,232	1,843
Less: Writedown to expected realizable value	(4,062)	(3,584)

	$2,951	$1,503

5.	Property and Equipment

      Property and equipment consists of the following (in thousands):

	December 30,	December 29,
	2001	2002

Test equipment	$6,451	$3,831
Furniture and office and computer equipment	4,847	3,282
Software	3,139	1,566
Leasehold improvements	258	244

	14,695	8,923
Less: accumulated depreciation and amortization	(10,396)	(6,680)

	$4,299	$2,243

      The cost of assets underlying capital leases included above are $5,647,000 and $535,000 at December 30, 2001 and December 29, 2002, respectively, and accumulated depreciation and amortization thereon aggregates $4,033,000 and $361,000 at December 30, 2001 and December 29, 2002, respectively.

6.	Goodwill and Other Intangibles

      Goodwill and other intangibles consist of the following (in thousands):

	December 30,	December 29,
	2001	2002

Goodwill	$3,555	$3,555
Core technology	2,183	2,183
Software development costs	106	—

	5,844	5,738
Less: accumulated amortization	(4,896)	(5,315)

	$948	$423

      The net book value of the identifiable intangible assets relating to capitalized software costs was expensed in conjunction with the sale of our storage area networking management software, SAN InSite, and related assets and resources during the second quarter of fiscal 2002.

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Effective December 31, 2001, the beginning of fiscal 2002, we adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). Upon adoption, pursuant to the provisions of SFAS 142 we discontinued the amortization of goodwill with a net book value of $369,000. The following table presents net loss and net loss per share for the previous fiscal years on an as adjusted basis as if SFAS 142 had been adopted at the beginning of fiscal 2000:

	Fiscal Years Ended

	December 31,	December 30,	December 29,
	2000	2001	2002

Net loss — as reported	$(23,557)	$(21,928)	$(9,688)
Amortization of goodwill	892	375	—

Net loss — as adjusted	$(22,665)	$(21,553)	$(9,688)

Basic and diluted net loss per share — as adjusted	$(0.99)	$(0.92)	$(0.40)

Weighted-average shares outstanding	22,710	23,504	24,106

      Pursuant to the requirements of SFAS 142, identifiable intangible assets will continue to be amortized over their useful lives. Current estimated amortization expense for our identifiable intangible assets is expected to be $54,000 for fiscal year 2003, at which time they will be fully amortized.

      In addition to discontinuing the amortization of goodwill, SFAS 142 requires that we perform goodwill impairment tests on an annual basis or when indicators of impairment exist. Pursuant to the requirements of SFAS 142, we performed an impairment test of goodwill as of December 29, 2002 and we determined that goodwill was not impaired. There can be no assurance, however, that future goodwill impairment tests will not result in a charge to earnings.

7.	Accrued Liabilities

      Accrued liabilities consist of the following (in thousands):

	December 30,	December 29,
	2001	2002

Accrued warranty costs	$2,135	$1,749
Accrued payroll and related liabilities	970	989
Accrued business taxes	367	239
Accrued professional fees	85	239
Other	465	291

	$4,022	$3,507

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	Capital Leases

      Future minimum capital lease payments as of December 29, 2002 are as follows (in thousands):

Capital
Fiscal Year	Leases

2003	$187
2004	37
2005	9
2006	3

Total minimum payments	236
Less: portion representing interest	(14)

Present value of capital lease obligations	222
Less: Current portion	(178)
Capital leases, net of current portion	$44

9.	Commitments and Contingencies

Operating Leases

      We have commitments under long-term operating leases, principally for building space and office equipment. These leases require payment of property taxes. The related rent expense has been recognized in the statement of operations on a straight-line basis.

      Future minimum lease payments under all non-cancelable operating lease obligations at December 29, 2002 are as follows (in thousands):

Future Minimum
Fiscal Year	Lease Payments

2003	$627
2004	648
2005	96

$1,371

      Total rent expense was approximately $1,150,000, $1,077,000, and $670,000 during the years ended December 31, 2000, December 30, 2001, and December 29, 2002, respectively. The decrease in rental expense during fiscal 2002 was due to a portion of future facility lease obligations being expensed during 2002 as part of a restructuring plan adopted during the second quarter of 2002.

Legal Proceedings

      On November 15, 2001, a securities class action was filed in the United States District Court in the Southern District of New York against two of our officers and directors and certain underwriters who participated in our initial public offering in late 1999. The complaint alleges violations under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and seeks unspecified damages on behalf of persons who purchased our stock during the period October 1, 1999 through December 6, 2000. Subsequent to the filing, the Court issued a summary judgment releasing our officers and directors from the action. We intend to defend ourselves vigorously in this matter.

      On March 3, 2003 we filed a patent infringement action against QLogic Corporation in the United States District Court for the District of Delaware. The complaint states that QLogic is infringing U.S. Patent

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

No. 6,118,776, entitled “Methods and Apparatus for Fiber Channel Interconnection of Private Loop Devices,” through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including QLogic’s SANBox2 product. We are seeking unspecified past damages, potential future royalties, or, alternatively, injunctive relief.

10.	Related Party Transactions

      During April and May of 1999, we entered into separate note receivable arrangements with certain officers and directors in connection with the exercise of stock options. These notes originally totaling $5,246,000, bear interest at 5.75% per annum and are due upon the earlier of four years from issuance or six months after the termination of employment or service. The notes are collateralized by the shares of stock acquired upon exercise of the stock options. As of December 29, 2002 the outstanding balance of the notes was $3,745,000. During the years ended December 31, 2000, December 30, 2001, and December 29, 2002 we recognized interest income on the notes of $310,000, $305,000, and $215,000, respectively.

      During January 2003, we repurchased approximately 1,359,000 shares from two officers in a non-cash transaction and collected cash of approximately $260,000 from the officers in full satisfaction of the principal and unpaid interest balances of the officers notes totaling $3.6 million. Approximately 300,000 of the 1,359,000 shares repurchased by the company were granted to an officer within six months of the repurchase. Therefore, the 300,000 are subject to variable accounting pursuant to the provisions of EITF 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44” and resulted in a non-cash compensation charge to earnings during the first quarter of 2003 of approximately $350,000.

11.	Stockholders’ Equity

     Shareholder Rights Plan

      During November 2000, we adopted a Shareholder Rights Plan that provides for Preferred Stock Purchase Rights (“Rights”) that attach to, and transfer with, each outstanding share of common stock. When the Rights become exercisable, each Right entitles the holder to purchase from us one unit consisting of 1/100 of a share of Series A Junior Participating Preferred Stock for $70 per unit, subject to adjustment. The Rights become exercisable if a person or group (“Acquiring Person”) has acquired, or obtained the right to acquire, 15% or more of the outstanding shares of common stock without the approval of our Board of Directors. Upon exercise and payment of the purchase price for the Rights, the Rights holder (other than an Acquiring Person) will have the right to receive our common stock (or, in certain circumstances, cash, property or other securities) equal to two times the exercise price of the Right. We are entitled to redeem the Rights at any time prior to the expiration of the Rights in December 2010. We are entitled to redeem the Rights in whole, but not in part, at a price of $0.01 per Right, subject to adjustment.

     Convertible Preferred Stock

      As of December 31, 2000, December 30, 2001, and December 29, 2002 we have authorized 5,000,000 shares of preferred stock, designated 600,000 shares as Series A Junior Participating Preferred Stock and have no preferred stock outstanding.

12.	Stock Option and Stock Purchase Plans

      During February 1995, we adopted the 1995 Stock Option Plan (the “1995 Plan”) which provides for the grant of incentive and nonqualified stock options to directors, employees and consultants to purchase our common stock. Shares originally reserved under the plan totaled 5,133,332 and were increased to 6,133,334 in April 1999. As of December 29, 2002, there are no further options available for grant under the 1995 Plan.

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      During August 1999, the stockholders approved the 1999 Equity Incentive Plan (the “1999 Plan”) which provides for the grant of incentive and nonqualified stock options to our directors, employees and consultants. Under the 1999 Plan, 1,700,000 shares of common stock were initially reserved for issuance, with annual increases each January 1, beginning with January 1, 2001, equal to the lesser of (i) 4% of the total number of shares of common stock outstanding at the time or (ii) 1,700,000 shares of common stock.

      During May 2000, the Board of Directors adopted the 2000 Non-officer Equity Incentive Plan (the “2000 Plan”) which provides for the grant of nonqualified stock options to our employees and consultants. Under the 2000 Plan, 2,700,000 shares of common stock are reserved for issuance.

      Under the 1995 Plan and 1999 Plan, incentive stock options are granted at an exercise price not less than the fair market value of the common stock on the date of grant. Under the three plans, incentive stock options and nonqualified stock options for employees generally vest over four years. Such options expire ten years after the date of grant. Nonqualified stock options for non-employees generally vest immediately and expire two to five years after the date of grant.

      As of December 29, 2002, 533,908 and 1,162,945 options were available for grant under the 1999 Plan and the 2000 Plan, respectively, net of grants, exercises and cancellations.

      During August 1999, the stockholders approved an Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, 300,000 shares of common stock were initially reserved for issuance to eligible employees at a price equal to 85% of the fair market value of the common stock on the offering or purchase date as defined in the ESPP. Beginning with January 1, 2001, and continuing annually through and including January 1, 2009, the number of reserved shares will be increased by the lesser of (i) one percent of the total number of shares of common stock outstanding at the time or (ii) 300,000 shares. As of December 29, 2002, 13,151 shares were reserved for future issuance under the ESPP.

      The following table summarizes stock option activity for the three fiscal years in the period ended December 29, 2002:

		Weighted-	Weighted-
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Outstanding at January 2, 2000	2,927,707	$5.84
Granted	2,484,102	$12.46	$9.56
Exercised	(411,104)	$1.68
Canceled	(1,562,338)	$9.49

Outstanding at December 31, 2000	3,438,367	$9.47
Granted	2,830,800	$2.51	$1.41
Exercised	(130,658)	$0.45
Canceled	(817,893)	$10.43

Outstanding at December 30, 2001	5,320,616	$5.84
Granted	1,679,100	$2.23	$1.95
Exercised	(163,422)	$0.86
Canceled	(1,160,473)	$9.76

Outstanding at December 29, 2002	5,675,821	$4.25

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

		Weighted-	Weighted-
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Options exercisable at:
December 31, 2000	780,830	$3.99
December 30, 2001	1,634,980	$7.12
December 29, 2002	2,721,573	$4.95

      Options granted in the years ended December 31, 2000, December 30, 2001, and December 29, 2002 were granted with exercise prices equal to the fair market value of the stock.

      The following summarizes information about stock options outstanding and exercisable at December 29, 2002:

		Options Outstanding

		Weighted-Average		Options Exercisable

		Remaining			Weighted-
	Number of	Contractual	Exercise	Number of	Average
Range of Exercise Prices	Shares	Life (in Years)	Price	Shares	Exercise Price

$ 0.01 - $ 1.00	253,940	7.45	$0.67	132,644	$0.57
$ 1.01 - $ 1.50	839,500	9.01	$1.42	422,280	$1.42
$ 1.51 - $ 2.00	680,500	9.21	$1.66	224,802	$1.56
$ 2.01 - $ 3.00	666,875	9.08	$2.77	107,654	$2.52
$ 3.01 - $ 3.25	731,289	8.14	$3.06	351,886	$3.06
$ 3.26 - $ 3.50	351,816	8.36	$3.29	133,064	$3.29
$ 3.51 - $ 4.00	810,000	8.09	$3.95	421,874	$3.92
$ 4.01 - $ 7.00	556,891	7.15	$5.67	401,434	$5.60
$ 7.01 - $15.00	556,110	7.09	$9.65	368,446	$9.63
$15.01 - $36.82	228,900	7.14	$20.40	157,489	$20.42

$ 0.01 - $36.82	5,675,821	8.24	$4.25	2,721,573	$4.95

      We apply the accounting provisions prescribed in APB 25 and related interpretations. In certain instances, we have issued stock options with an exercise price less than the fair value of our common stock at the date of grant. Accordingly, total compensation costs related to these stock options of approximately $9,753,000 was deferred during fiscal 1999. The stock-based compensation costs are being amortized over the vesting period of the options, generally four years. Amortization of stock-based compensation costs of $2,892,000, $1,381,000 and $601,000 was recorded during the fiscal years ended December 31, 2000, December 30, 2001, and December 29, 2002, respectively.

      Additionally, during the fiscal years ended December 30, 2001 and December 29, 2002 we recorded $7,000 and $13,000, respectively, of expense related to the issuance of stock options for services provided by consultants. The value of these stock options was determined based on their fair value using the Black-Scholes valuation model. During the fiscal year ended December 31, 2000, there were no stock options issued for services provided by consultants.

13.	Stock Warrants

      In conjunction with our previous financing activities we have issued warrants to purchase various classes of our securities. Upon the closing of our IPO during 1999 all outstanding warrants to purchase preferred stock were converted into warrants to purchase common stock on an as converted basis. As of December 29, 2002,

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

all warrants outstanding were warrants to purchase common stock. During March 2000, warrants to purchase 14,444 shares of common stock were exercised through a cashless exercise to purchase 6,799 shares of common stock. Warrants to purchase 361,612 shares of common stock were outstanding at January 2, 2000. During fiscal 2000, 24,312 warrants were canceled and 6,799 warrants were exercised. During fiscal 2001 and 2002, 46,174 and 150,000 warrants expired, respectively. The following table summarizes the remaining warrants outstanding as of December 29, 2002:

Number of Shares

	Exercise	Expiration Date
	Price

56,667	$5.25	October 6, 2004
66,667	$15.00	November 25, 2003
10,993	$15.00	March 31, 2004

134,327

14.	Income Taxes

      At December 29, 2002 we had net operating loss carry-forwards of approximately $97.4 million, which may be used to offset future taxable income. These carryforwards expire beginning in 2010 through 2022. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. We believe that, pursuant to Section 382 of the Internal Revenue Code, there was a change in ownership of the Company in 1995 and that a substantial portion of the net operating loss carryforwards generated in or prior to 1995 (approximately $2.7 million) is significantly limited and potentially unusable. Future changes in the Company’s ownership may further limit the use of such carry-forward benefits. Credits of approximately $3.1 million related to research and development will expire beginning in 2010 through 2022.

      A reconciliation of taxes on results of operations at the federal statutory rate to the actual tax benefit is as follows (in thousands):

	Fiscal Year Ended

	December 31,	December 30,	December 29,
	2000	2001	2002

Tax at statutory rate	$(8,009)	$(7,455)	$(3,391)
Nondeductible items	249	120	35
Effect of state taxes	(707)	(662)	(102)
Change in tax credits	341	(973)	(787)
Change in valuation allowance	6,566	9,373	4,604
Other	1,560	(403)	(359)

	$—	$—	$—

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Net deferred tax assets consist of the following (in thousands):

	December 30,	December 29,
	2001	2002

Net operating loss carryforwards	$31,940	$36,024
Goodwill and intangibles	2,357	2,100
Credit carry-forwards	3,572	3,143
Accrued warranty costs	790	647
Inventory reserves	1,509	1,335
Amortization of stock-based compensation	3,146	3,368
Depreciation	845	543
Other accruals	373	345

Gross deferred tax assets	44,765	47,505
Less: valuation allowance	(44,765)	(47,505)
Net deferred tax asset	$—	$—

      We have recorded a valuation allowance equal to the net deferred tax asset balance because our accumulated deficit, history of recurring net losses and possible limitations on the use of carryforwards give rise to uncertainty as to whether the deferred tax assets are realizable.

15.	Retirement Savings Plan

      We sponsor a retirement savings plan that qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. The plan provides that we may make contributions as determined by the Board of Directors. We did not contribute to the plan during the fiscal years ended December 31, 2000, December 30, 2001 or December 29, 2002

16.	Subsequent Event

      During February 2003 we completed an $8.0 million private placement of 3,809,524 shares of our newly designated Series B Convertible Preferred Stock at $2.10 per share. In addition the purchasers of the Series B Convertible Preferred Stock received warrants to purchase 1,142,856 shares of common stock with a strike price of $2.63 per share and a 5 year term.

      Holders of Series B Convertible Preferred Stock are entitled to 0.8936 vote per share until Holders’ shares are converted into shares of Common Stock. Each share of Series B Convertible Preferred Stock is currently convertible into one share of common stock, subject to adjustment for certain dilutive events. Shares of Series B Convertible Preferred Stock automatically convert to common stock, if, at anytime after three years from the original issue date, the common stock has been traded with a volume weighted average price in excess of $7.00 per share for twenty of the previous thirty trading days with a minimum average trading volume of 200,000 shares per day.

      In addition, holders of Series B Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 6% per annum, payable on a quarterly basis on May 15, August 15, November 15 and February 15 of each year. Dividends on the preferred stock will be paid in shares of Series B Convertible Preferred Stock during the first year after closing and then, at our discretion, in either shares of Series B Convertible Preferred Stock or cash.

      In the event of our liquidation, dissolution or winding up, the holders of Series B Convertible Preferred Stock, shall be entitled to receive a liquidation preference over the holders of Common Stock equal to the

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

greater of (i) $2.10 per share of Series B Convertible Preferred Stock held and any declared but unpaid dividends, and (ii) the amount that would have been paid to the holders of Series B Convertible Preferred Stock had such preferred shares been converted to Common Stock immediately prior to such liquidation, dissolution or winding up.

      On or after the date occurring seven years from the original issue date the holders of a majority of the then outstanding shares of Series B Convertible Preferred Stock may require us to effect a redemption of outstanding shares of Series B Preferred Stock at the original issuance price of $2.10 per share. Due to these redemption rights afforded to the holders of Series B Convertible Preferred Stock, the proceeds allocated to the Series B Preferred Stock will be classified outside of stockholders’ equity on the balance sheet on the mezzanine between total liabilities and stockholders’ equity.

      We received $7.8 million, net of issuance costs, from the sale and issuance of our Series B Convertible Preferred Stock and allocated $6.7 million to the Series B Convertible Preferred Stock and $1.1 million to the warrants to purchase common stock based on their relative fair values on the date of issuance pursuant to Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value used to allocate proceeds to the Series B Convertible Preferred Stock was based upon a valuation that considered, among other things, the closing price of the common stock on the date of closing, the impact of the preferred stock on market capitalization on an as converted basis, dividend rights, liquidation preferences and redemption rights. The fair value used to allocate proceeds to the warrants to purchase common stock was based on a Black Scholes valuation model and the following assumptions: exercise price $2.63; no dividends; term of 5 years; risk free interest rate of 3.02%; and volatility of 107.4%.

17.	Selected Quarterly Financial Data (Unaudited)

      The following summarizes selected financial information for each of the two years in the period ended December 29, 2002 (in thousands, except per share amounts):

	Q1	Q2	Q3	Q4

2002
Total revenue	$4,720	$4,810	$5,014	$6,062
Gross profit	2,118	2,308	2,471	2,994
Net loss	(4,337)	(215)	(2,649)	(2,487)
Basic and diluted net loss per share	$(0.18)	$(0.01)	$(0.11)	$(0.10)
2001
Total revenue	$6,054	$6,491	$4,607	$4,651
Gross profit	2,215	2,494	1,168	1,857
Net loss	(6,790)	(5,144)	(5,598)	(4,396)
Basic and diluted net loss per share	$(0.29)	$(0.22)	$(0.24)	$(0.19)

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)
3	.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3	.3(4)	Certificate of Designation of Series B Convertible Preferred Stock
3	.4(1)	Bylaws of the Registrant (Exhibit 3.4)
4	.1(1)	Specimen Stock Certificate
4	.2(1)	Amended and Restated Investors’ Rights Agreement dated February 17, 1998
4	.3(1)	First Amendment to Amended and Restated Investors’ Rights Agreement dated February 17, 1998
4	.4(2)	Rights Agreement dated November 15, 2000, between the Registrant and Computer Share Trust Company, Inc.
4	.5(2)	Form of Rights Certificate
4	.6(4)	Form of Warrant to Purchase Common Stock of Vixel Corporation.
4	.7(4)	Registration Rights Agreement dated as of February 14, 2003, by and between Vixel Corporation and the investors signatory thereto.
10	.1(1)	Form of Indemnity Agreement to be entered into by the Registrant and each of its directors and executive officers*
10	.2(1)	Amended and Restated 1995 Stock Option Plan and forms of agreements thereunder
10	.3(1)	Turnkey Manufacturing Agreement with K*Tec Electronics, a division of Kent Electronics Company, dated May 5, 1997 (Exhibit 10.7)
10	.4(1)	Employment Agreement between Registrant and Stuart B. Berman dated February 17, 1998 (Exhibit 10.9)*
10	.5(1)	Employment Agreement between Registrant and James McCluney dated April 26, 1999 (Exhibit 10.12)*
10	.6(1)	Restricted Stock Purchase Agreement between Registrant and Kurtis L. Adams dated May 20, 1999 (Exhibit 10.15)
10	.7(1)	Full Recourse Promissory Note between Registrant and Stuart B. Berman dated April 16, 1999 (Exhibit 10.16)
10	.8(1)	Form of Full Recourse Promissory Note between Registrant and its executive officers (Exhibit 10.17)
10	.9(1)	Form of Full Recourse Promissory Note between Registrant and its directors (Exhibit 10.18)
10	.10(1)	Lease Agreement between Registrant and Sun Life Assurance Company of Canada (U.S.) dated December 5, 1996, as amended January 22, 1997 (Exhibit 10.19)
10	.11(5)	Second Amendment to Lease Agreement between Registrant and Sun Life Assurance Company of Canada (U.S.) dated November 28, 2001.
10.12		Sublease Agreement between Registrant and Inter-Tel Technologies, Inc., dated October 7, 2002 (Exhibit 10.20)
10	.13(1)	Vixel Corporation 1999 Employee Stock Purchase Plan and forms of agreements thereunder (Exhibit 10.22)*
10	.14(1)	Vixel Corporation 1999 Equity Incentive Plan, as amended*
10	.15(1)	Form of Stock Pledge Agreement between the Registrant and its directors (Exhibit 10.24)
10	.16(3)	Vixel Corporation 2000 Non-officer Equity Incentive Plan and forms of agreements thereunder (Exhibit 99.1)*
10	.17(4)	Series B Convertible Preferred Stock and Warrant Purchase Agreement between the Registrant and the Investors signatory thereto, dated as of February 18, 2003.

Exhibit
Number		Description

10	.18(6)†	Asset Purchase Agreement between Registrant and Fujitsu Technology Corporation, dated April 4, 2002.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1		Power of Attorney. Reference is made to signature page.
99.1		Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to designated exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-81347), declared effective on September 30, 1999.

(2)	Incorporated by reference to Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.

(3)	Incorporated by reference to designated exhibits to Company’s Registration Statement on Form S-8 (File No. 333-39000) filed June 9, 2000.

(4)	Incorporated by reference to Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2003.

(5)	Incorporated by reference to Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

(6)	Incorporated by reference to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2002.

†	Confidential treatment granted as to certain portions of this agreement.

CERTIFICATION

I, James M. McCluney, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Vixel Corporation;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period during which this Annual Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES M. MCCLUNEY

James M. McCluney
Chief Executive Officer and President
(Principal Executive Officer)

March 27, 2003

CERTIFICATION

I, Kurtis L. Adams, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Vixel Corporation;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period during which this Annual Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KURTIS L. ADAMS

Kurtis L. Adams
Chief Financial Officer, Vice President of Finance,
Secretary, and Treasurer
(Principal Financial Officer)

March 27, 2003