Form 10-Q
period 2003-03-30
VIXEL CORP
filed 2003-05-14
CIK 1087955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2003

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).Yes ☐ No ☒

     The number of shares outstanding of the Registrant’s common stock, $.0015 par value, as of April 25, 2003 was 23,278,496.

VIXEL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIXEL CORPORATION
CONDENSED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	March 30,	December 29,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$10,628	$4,347
Investments	13,747	12,054
Accounts receivable, net of allowance for doubtful accounts of $155 and $186, respectively	2,982	2,782
Inventories	1,501	1,503
Note receivable	—	2,500
Prepaid expenses and other current assets	1,129	1,488

Total current assets	29,987	24,674
Property and equipment, net	2,205	2,243
Goodwill and other intangibles, net	369	423
Other assets	142	145

Total assets	$32,703	$27,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of capital leases	$50	$178
Accounts payable	2,306	2,900
Accrued liabilities	4,420	3,507
Deferred revenue	220	735
Accrued restructuring costs, current portion	291	307

Total current liabilities	7,287	7,627
Capital leases, net of current portion	31	44
Accrued restructuring costs, net of current portion	249	306

Total liabilities	7,567	7,977

Commitments and contingencies
Series B convertible preferred stock, $0.001 par value, 4,400,000 shares designated, 3,809,524 and no shares issued and outstanding at March 30, 2003 and December 29, 2002, respectively	3,525	—
Stockholders’ equity
Common stock, $0.0015 par value; 60,000,000 shares authorized; 25,126,626 and 25,115,782 shares issued and 23,231,200 and 24,579,516 shares outstanding at March 30, 2003 and December 29, 2002, respectively	38	38
Additional paid-in capital	162,664	157,925
Stock-based compensation	(1)	(117)
Notes receivable from stockholders	(200)	(3,745)
Treasury stock, at cost; 1,895,426 and 536,266 shares at March 30, 2003 and December 29, 2002, respectively	(4,188)	(831)
Accumulated deficit	(136,702)	(133,762)

Total stockholders’ equity	21,611	19,508

Total liabilities and stockholders’ equity	$32,703	$27,485

The accompanying notes are an integral part of these financial statements.

VIXEL CORPORATION
CONDENSED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three-month Period Ended

	March 30, 2003	March 31, 2002

Revenue	$5,506	$4,720
Cost of revenue (1)	2,783	2,602

Gross profit	2,723	2,118

Operating expenses:
Research and development (2)	2,550	3,580
Selling, general and administrative (3)	2,905	2,657
Amortization of intangible assets	54	109
Amortization of stock-based compensation	115	275

	5,624	6,621
Loss on sale of assets	5	25

Total operating expenses	5,629	6,646

Loss from operations	(2,906)	(4,528)
Other income, net	95	191

Net loss	$(2,811)	$(4,337)

Net loss applicable to common stockholders	$(2,940)	$(4,337)

Basic and diluted net loss per share	$(0.12)	$(0.18)

Weighted-average shares outstanding	23,682	23,734

(1)	Includes amortization of stock-based compensation of $1 and $5 for the three-month periods ended March 30, 2003 and March 31, 2002, respectively.

(2)	Excludes amortization of stock-based compensation of $1 and $5 for the three-month periods ended March 30, 2003 and March 31, 2002, respectively.

(3)	Excludes amortization of stock-based compensation of $114 and $270 for the three-month periods ended March 30, 2003 and March 31, 2002, respectively.

The accompanying notes are an integral part of these condensed financial statements.

VIXEL CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three-month Period Ended

	March 30, 2003	March 31, 2002

Cash flows from operating activities
Net loss	$(2,811)	$(4,337)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	547	860
Amortization of other intangibles	54	109
Stock-based compensation	500	280
Loss on disposal of assets	5	25
Provisions for doubtful accounts, inventory obsolescence, and warranty	164	(467)
Changes in:
Accounts receivable	(170)	1,044
Inventories	(32)	1,217
Prepaid expenses and other assets	362	—
Accounts payable and accrued liabilities	159	(1,746)
Deferred revenue	(515)	32
Accrued restructuring costs	(73)	—

Net cash used in operating activities	(1,810)	(2,983)

Cash flows from investing activities
Purchase of short-term investments	(7,537)	(5,688)
Maturities of investments	5,844	8,293
Collection of note receivable	2,500	—
Purchases of property and equipment	(518)	(247)
Proceeds from sales of assets	4	—

Net cash provided by investing activities	293	2,358

Cash flows from financing activities
Proceeds from the sale of Series B Convertible Preferred Stock and common stock warrants, net of offering costs	7,750	—
Receipts of payment on stockholder notes receivable	188	—
Proceeds from issuance of short-term debt	—	319
Principal payments on long-term debt and capital lease obligations	(141)	(624)
Proceeds from exercise of stock options	1	—

Net cash provided by (used in) financing activities	7,798	(305)

Net increase (decrease) in cash and cash equivalents	6,281	(930)
Cash and cash equivalents, beginning of period	4,347	5,036

Cash and cash equivalents, end of period	$10,628	$4,106

Cash paid for interest	$3	$29
Use of prepaid expense in satisfaction of capital lease obligations	$—	$37
Treasury stock acquired in satisfaction of officer notes receivable	$3,357	$—
Accretion of preferred stock	$73	$—
Accumulation of cumulative preferred stock dividend	$56	$—
Beneficial conversion feature on Series B Convertible Preferred Stock	$3,246	$—

The accompanying notes are an integral part of these condensed financial statements.

VIXEL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Information for the three-month periods ended
March 30, 2003 and March 31, 2002)
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed financial statements as of March 30, 2003 and for the three-month periods ended March 30, 2003 and March 31, 2002 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations and cash flows for the interim periods are not necessarily indicative of future financial results.

     You should read these interim financial statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and notes thereto for the fiscal year ended December 29, 2002 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

     The preparation of condensed financial statements in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

     Certain prior year amounts have been reclassified to conform to current period presentation. Reclassifications have not impacted our financial position, net loss or cash flows of the prior period.

NOTE 2. NET LOSS PER SHARE

     Basic and diluted net loss per share represents the net loss applicable to common stockholders divided by the weighted-average number of common shares outstanding during the period. We have excluded outstanding convertible preferred stock, options to purchase common stock, stock subject to repurchase rights, and warrants to purchase common stock, as these securities are antidilutive for all periods presented.

     The following table sets forth the adjustments to net income resulting in net loss applicable to common stockholders (in thousands):

	Three-month periods ended

	March 30,	March 31,
	2003	2002

Net loss	$(2,811)	$(4,337)
Accretion of discount on Series B Convertible Preferred Stock	(73)	—
Accumulation of 6% cumulative dividend on Series B Preferred Stock	(56)	—

Net loss applicable to common stockholders	$(2,940)	$(4,337)

     The following table sets forth the antidiliutive securities excluded from the net loss per share calculation (in thousands):

	Three-month periods ended

	March 30,	March 31,
	2003	2002

Convertible preferred stock	3,809	—
Options to purchase common stock	6,987	5,536
Warrants to purchase common stock	1,277	284
Common stock subject to repurchase	21	271

Total	12,094	6,091

NOTE 3. STOCK OPTIONS

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

     Had we determined compensation expense based on the fair value of the option at the grant date for all stock options issued to employees and for shares issued to employees at a discount pursuant to the Employee Stock Purchase Plan, our net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three-month periods ended

	March 30,	March 31,
	2003	2002

Net loss applicable to common stockholders as reported	$(2,940)	$(4,337)
Employee stock based compensation included in net loss as reported	500	280
Stock based compensation pursuant to fair value accounting	(2,313)	(1,610)

Pro forma net loss applicable to common stockholders	$(4,753)	$(5,667)

Basic and diluted net loss per share
As reported	$(0.12)	$(0.18)

Pro forma net loss per share	$(0.20)	$(0.24)

     The stock based compensation pursuant to fair value accounting information presented has been determined as if we had accounted for our stock options issued to employees under the fair value method for all periods presented. The fair value of each option granted is estimated at the date of grant using the following weighted-average assumptions:

	March 30, 2003	March 31, 2002

Expected term	5 years	5 years
Risk-free interest rate	2.86%	2.79%
Dividend yield	0%	0%
Volatility	100%	100%

NOTE 4. INVENTORIES

     Inventories consist of the following:

	March 30,	December 29,
	2003	2002

Raw materials	$3,898	$3,244
Finished goods	1,593	1,843
Less: write-down to expected realizable value	(3,990)	(3,584)

	$1,501	$1,503

NOTE 5. WARRANTY

     We offer product warranties of one to five years. Warranty coverages provide for the repair or replacement of defective products, at our option. Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. These estimates are based on historical warranty experience and other relevant information of which we are aware. Cost associated with warranty coverage may include replacement product, parts, labor and other costs. The following table sets forth the amount of warranty accrued, expensed and utilized or adjusted during the three-month period ended March 30, 2003.

	Balance at Beginning of Period	Amounts Charged to Costs and Expenses	(Deductions)	Balance at End of Period

Accrued warranty costs
Three-month period ended March 30, 2003	$1,749	$159	$(458)	$1,450

NOTE 6. SERIES B CONVERTIBLE PREFERRED STOCK

     In February 2003 we completed an $8.0 million private placement of 3,809,524 shares of our newly designated Series B Convertible Preferred Stock at $2.10 per share. In addition, the purchasers of the Series B Convertible Preferred Stock received warrants to purchase 1,142,856 shares of common stock with a strike price of $2.63 per share and a 5 year term.

     Each share of Series B Convertible Preferred Stock is currently convertible into one share of common stock, subject to adjustment for certain dilutive events. Except as limited by law or the Certificate of Designation, the holders of Series B Convertible Preferred Stock are entitled to vote with holders of common stock at a rate of 0.8936 vote per share until holders’ shares are converted into shares of Common Stock. Shares of Series B Convertible Preferred Stock automatically convert to common stock, if, at anytime after three years from the original issue date, the common stock has been traded with a volume weighted average price in excess of $7.00 per share for twenty of the previous thirty trading days with a minimum average trading volume of 200,000 shares per day. In addition, holders of Series B Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 6% per annum, payable on a quarterly basis on May 15, August 15, November 15 and February 15 of each year. Dividends on the preferred stock will be paid in shares of Series B Convertible Preferred Stock during the first year after closing and then, at our discretion, in either shares of Series B Convertible Preferred Stock or cash.

     In the event of our liquidation, dissolution or winding up, the holders of Series B Convertible Preferred Stock, are generally entitled to receive a liquidation preference over the holders of Common Stock equal to the greater of (i) $2.10 per share of Series B Convertible Preferred Stock held and any declared but unpaid dividends, and (ii) the amount that would have been paid to the holders of Series B Convertible Preferred Stock had such preferred shares been converted to Common Stock immediately prior to such liquidation, dissolution or winding up.

     On or after the date occurring seven years from the original issue date, the holders of a majority of the then outstanding shares of Series B Convertible Preferred Stock may require us to effect a redemption of outstanding shares of Series B Preferred Stock at the original issuance price of $2.10 per share. Due to these redemption rights afforded to the holders of Series B Convertible Preferred Stock, the proceeds allocated to the Series B Preferred Stock have been classified outside of stockholders’ equity on the balance sheet on the mezzanine between total liabilities and stockholders’ equity.

     We received approximately $7.8 million, net of issuance costs, from the sale and issuance of our Series B Convertible Preferred Stock and warrants to purchase common stock and allocated $6.7 million to the Series B Convertible Preferred Stock and $1.1 million to the warrants to purchase common stock based on their relative fair values on the date of issuance pursuant to Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value used to allocate proceeds to the Series B Convertible Preferred Stock was based upon a valuation that considered, among other things, the closing price of the common stock on the date of closing, the impact of the preferred stock on market capitalization on an as converted basis, dividend rights, liquidation preferences and redemption rights. The fair value used to allocate proceeds to the warrants to purchase common stock was based on a Black Scholes valuation model and the following assumptions: exercise price $2.63; no dividends; term of 5 years; risk free interest rate of 3.02%; and volatility of 107.4%.

     In accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” we separately valued the in-the-money conversion feature embedded in the Series B Convertible Preferred Stock and assigned a $3.2 million value to the embedded beneficial conversion and recorded this embedded value as an increase to additional paid in capital. The following table sets forth the calculation used in determining the beneficial conversion value (in thousands, except per share amounts):

Proceeds allocated to the Series B Convertible Preferred Stock based on relative fair value prior to the allocation of issuance costs	$6,856
Shares of Series B Convertible Preferred Stock sold	3,810

Effective proceeds received per share	$1.7996
Weighted average closing price of common stock on transaction dates	$2.6517
Intrinsic value of beneficial conversion per share	$0.8521
Shares of Series B Convertible Preferred Stock sold	3,810

Aggregate value of beneficial conversion	$3,246

     The aggregate of $1.1 million of proceeds allocated to the common stock warrants issued in conjunction with the offering, the $3.2 million value assigned to the embedded beneficial conversion and the $0.2 million of allocated transaction costs, the Series B Preferred Convertible Stock was recorded in additional paid in capital resulting in a net carrying amount of the Series B Convertible Preferred Stock of $3.5 million. The $3.5 million carrying amount reflects a discount of $4.5 million from the $8.0 million to be paid to holders of the Series B Convertible Preferred Stock upon mandatory redemption which may occur anytime after February 14, 2010. The $3.5 million discount will be accreted to net loss applicable to common stockholders on a straight-line basis, which approximates the effective yield method, up to the earlier of the stated date of redemption or conversion of the preferred shares into common stock.

NOTE 7. NOTES RECEIVABLE FROM STOCKHOLDERS

     During January 2003, we repurchased 1,359,160 shares of common stock at $2.47 per share from two officers in a non-cash transaction and collected cash of approximately $236,000 from the officers in full satisfaction of the principal and unpaid interest balances of the officers’ notes totaling $3.6 million. Of the 1,359,160 shares repurchased by the company, 300,592 shares were granted to an officer within six months of the repurchase. In accordance with the provisions of EITF 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44” the repurchase of the 300,592 shares resulted in a non-cash compensation charge to earnings during the first quarter of 2003 of $364,000.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

     During June 2001, the FASB issued Statement of Financial Accounting Standard No. 143 “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (SFAS 143). The provisions of FAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Under SFAS 143, a liability for an asset retirement obligation (i.e. liability) is recognized at fair value during the period in which it is incurred. The offset to the liability is capitalized as a component of the carrying amount of the asset bringing rise to the future retirement obligation. We adopted SFAS 143 effective December 30, 2002, the beginning of our 2003 fiscal year. Our adoption of SFAS 143 did not impact our financial position, results of operations or cash flows for the three-month period ended March 30, 2003.

     During December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). SFAS 148 amends the guidance set forth in Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (SFAS 123) and provides guidance for companies that elect to change their accounting for employee stock based compensation to the fair value method of accounting. The statement also expands and increases the frequency of the existing disclosure requirements to require more prominent and quarterly disclosure of the effects of stock based compensation pursuant to the provisions of SFAS 123. We adopted SFAS 148 effective December 30, 2002 and have included the expanded interim disclosures in the footnotes to our condensed financial statements contained herein. Our adoption of SFAS 148 did not impact our financial position, results of operations or cash flows for the three-month period ended March 30, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed financial statements in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our

December 29, 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2003.

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

     Our SOC incorporates our InSpeedTM technology, which is an advanced switching architecture that results in a single chip capable of handling multiple Fibre Channel devices. The InSpeed SOC can be embedded into storage enclosure devices such as redundant array of independent disks, or RAID, enclosures, tape libraries, NAS environments and next generation storage systems to enhance the performance and scaling of these solutions as well as improve device reliability, availability and serviceability. We are also using the InSpeed SOC in Fibre Channel switches and blades that can be embedded by OEMs in their storage solutions. This technology can also be used to offer high performance, low cost switches for entry level SANs. Revenue from InSpeed-based products represented approximately 74% of our first quarter 2003 revenue.

     We derive substantially all of our revenue from the sale of Fibre Channel products, including embedded storage switch products, and SAN switches and hubs. We sell these products primarily to a limited number of OEMs. HP Corporation (including Compaq Computer Corporation) represented 52% of revenue for the three-month period ended March 30, 2003. HP Corporation, Xyratex Technology Ltd., a contract manufacturer for Network Appliance, Inc., and Avid Technology represented 22%, 22%, and 11% of revenue, respectively, for the three-month period ended March 31, 2002. No other individual customer represented more than 10% of our total revenue during those periods. The period over period variations in the percentage of revenue generated by specific customers due to the introduction of new products and fluctuations in customer demand. Our new InSpeed products were integrated into HP’s Enterprise Virtual Array product during 2002 which resulted in a period over period increase in HP’s revenue as a percentage of total revenue. Xyratex made a large initial SOC product purchase during 2002 that was not expected to recur during 2003 resulting in a period over period decrease in revenue from Xyratex. Avid remains a customer but generated less than 10% of our total revenue during the three-month period ended March 30, 2003. While we are seeking to diversify our customer base and expand the portion of our revenue that is derived from sales through various distribution channels, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of OEMs.

     We have outsourced our switch and hub box product manufacturing, fulfillment and repair operations and most of our materials management to Suntron Corporation (“Suntron”). We purchase certain components directly from suppliers and resell them to Suntron at our cost and recognize no revenue from these transactions. We also outsource the manufacturing of our SOCs to third-party manufacturers that ship these components to us or Suntron for inclusion in our product assemblies.

Critical Accounting Policies

General

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting periods presented. Management reviews the estimates and assumptions used for financial reporting each period and has discussed the development, selection and disclosure of these estimates and assumptions with the Audit Committee of the Board of Directors. Actual results could differ materially from those estimates and future changes to such estimates or assumptions used could materially and adversely affect the financial statements. Amounts in the financial statements, which are particularly susceptible to changes in estimates in the near term, include the recoverability of goodwill and other intangibles, the allowance for doubtful accounts, warranty reserves and inventory valuation.

Revenue Recognition

     We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, the product has been delivered to the customer, the sales price is fixed or determinable and collectability is reasonably assured.

     Product is delivered to a customer when shipped or the customer takes possession of the product. Our products ship freight on board – shipping point via customer provided transport carrier. Under circumstances in which we maintain product inventories at third party facilities where a customer may take delivery on a just-in-time basis, delivery occurs and legal title to the product transfers to the customer, when the customer takes physical possession of the inventory. Once a product is shipped or removed from a just-in-time inventory facility, the product may not be returned for credit or refund.

     We defer the recognition of revenue for sales subject to price protections or stock rotation rights offered to select customers until the expiration of such protections or rights. Price protections provide customers credit for recent purchases in the event of product price reductions while stock rotation rights provide for the return of a limited portion of the customers prior quarter purchases in exchange for credit to be applied to future purchases. We defer the portion of sales subject to price protections or stock rotation rights based on estimated utilization of such rights. Deferred revenue, to the extent not utilized, is recognized into revenue upon the expiration of the rights.

Valuation of Long-Lived Assets Including Goodwill and Purchased Intangible Assets

     We review property and equipment and goodwill for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. Such evaluations of impairment of long-lived assets including goodwill are an integral part of, but not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in the future could also lead to impairment adjustments as such issues are identified. Those impairment adjustments could materially and adversely impact the results of operations for the period in which those adjustments are recorded.

Allowance for Doubtful Accounts

     We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, should we become aware of a specific customer’s inability to meet its obligations to us, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted, possibly adversely and materially, and adjustments, whether favorable or unfavorable, would be recorded during the period in which the change in circumstances is identified.

Warranty Provision

     We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our contract manufacturer and other suppliers, our estimated warranty obligation is affected by product failure rates, product failures outside of our historical experience, and other costs incurred in correcting a product failure. We believe that our current warranty reserve is appropriate. However, projected product failure rates or costs could differ adversely and materially from our estimates, and revisions to the estimated warranty reserve would be required during the period in which changes in estimates are identified.

Inventory

     Inventory is carried at the lower of standard cost (which approximates current cost using a first in, first out cost flow assumption) or estimated net realizable value. We perform detailed assessments of our inventory each period, which includes reviewing, among other factors, demand requirements and product life cycle plans. Based on our analyses, we record adjustments to inventory for excess, or obsolescence, when appropriate, to reflect inventory at its net realizable value. Revisions to our inventory adjustments may be required if actual demand or product life cycles differ from our estimates, and could adversely and materially impact our statement of operations during the period in which such adjustment is necessary.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenue represented by selected items from the unaudited Condensed Statement of Operations. This table should be read in conjunction with the unaudited Condensed Financial Statements included elsewhere herein.

	THREE MONTHS ENDED

	March 30,	March 31,
	2003	2002

Revenue	100.0%	100.0%
Cost of revenue	50.5	55.1

Gross profit	49.5	44.9

Operating expenses
Research and development	46.3	75.8
Selling, general and administrative	52.7	56.3
Amortization of identifiable intangibles	1.0	2.3
Amortization of stock-based compensation	2.1	5.8

	102.1	140.3
Sale of assets	0.1	0.5

	102.2	140.8

Loss from operations	(52.7)	(95.9)
Other income, net	1.7	4.0

Net loss	(51.0)%	(91.9)%

RESTRUCTURING

     During April 2002, we adopted and implemented a restructuring plan to reduce our cost structure and focus on our InSpeed-based product development and sales. As a result of the plan, we recorded restructuring charges of $1.7 million, net of adjustments. The restructuring plan included, among other charges, a charge of $899,000 for the consolidation of space within our Bothell, Washington corporate headquarters and our engineering facility in Irvine, California. This charge includes the cost associated with the idle facility space at these locations for the remainder of the lease terms. At December 29, 2002 the $0.6 million of accrued restructuring liability remaining was related solely to excess facilities at our Bothell, Washington location through the first quarter of fiscal 2005. During the three-month period ended March 30, 2003 the restructuring liability was reduced to $0.5 million due to lease payments made on our Bothell facility.

THREE-MONTH PERIOD ENDED MARCH 30, 2003 COMPARED WITH THE THREE-MONTH PERIOD ENDED MARCH 31, 2002

     Revenue. Revenue during the three-month periods ended March 31, 2003 and March 30, 2002 was derived from our InSpeed, hub and switch products. Revenue increased 17% to $5.5 million from $4.7 million for the three-month periods ended March 30, 2003 and March 31, 2002, respectively. This $0.8 million increase was due to a $2.8 million, or 128%, increase in revenue from our InSpeed family of products. InSpeed products represented 74% of revenue for the three-month period ended March 30, 2003 compared with 26% for the three-month period ended March 31, 2002. The increase in InSpeed product revenue was partially offset by declines in revenue generated by our hub and non-InSpeed switch products which declined an aggregate of 58% from $3.0 million to $1.3 million for the three-month periods ended March 30, 2003 and March 31, 2002, respectively.

     Cost of revenue. Cost of revenue includes the cost to acquire finished products from a third party manufacturer of our products, expenses we incur related to inventory management, product quality testing, customer order fulfillment, and provisions for warranty expenses and inventory obsolescence. Cost of revenue increased 7.7% to $2.8 million from $2.6 million for the three-month periods ended March 30, 2003 and March 31, 2002, respectively. This $0.2 million increase was due to a 16.6% increase in revenue partially offset by improved margins. Margins on sales increased to 49.5% of revenue in the current period compared with 44.9% during the same period in the prior year. The improvement in margins is due to higher-margin InSpeed products comprising a larger percentage of total revenue during the three-month periods ended March 30, 2003 compared with the three-month period ended March 31, 2002.

     Research and development expenses. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and sustaining engineering of our products, consulting and outside service fees, costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses declined 27.8% to $2.6 million from $3.6 million for the three-month periods ended March 30, 2003 and March 31, 2002, respectively. This decrease is due to a $1.0 million reduction in compensation costs. The decrease in compensation costs reflects the reduction of research and development personnel due to the sale of our SAN management software assets combined with implementation of our restructuring plan, both occurring during the second quarter of 2002.

     We believe that continued investment in research and development is an essential element of our strategic objectives to design quality products while reducing costs. We expect research and development expenses to continue to represent a significant portion of our overall operating expenses during 2003 as a result of expenses incurred in the development of enhancements to existing products and development of future product offerings.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, finance and information technology support functions, as well as professional fees, allowance for doubtful accounts receivable, and expenses related to various marketing activities. Selling, general and administrative expenses increased 7.4% to $2.9 million from $2.7 million for the three-month periods ended March 30, 2003 and March 31, 2002, respectively. This $0.2 million increase was primarily due to increased compensation costs which increased $0.2 million between the periods. As a percentage of revenue, selling, general and administrative expenses decreased 52.7% from 56.3% for the three-month periods ended March 30, 2003 and March 31, 2002, respectively.

     Amortization of intangible assets. Amortization of intangible assets decreased 50.5% to $54,000 from $109,000 for the three-month periods ended March 30, 2003 and March 31, 2002, respectively. This decrease is due to all recorded intangible assets becoming fully amortized during the three-month period ended March 30, 2003. Goodwill is not amortized, but is subject to periodic impairment testing. No impairment of goodwill was noted during either period presented.

     Amortization of stock-based compensation. Amortization of stock-based compensation decreased 66.7% to $0.1 million from $0.3 million for the three-month periods ended March 30, 2003 and March 31, 2002, respectively. This decrease is primarily the result of amortizing deferred stock compensation on an accelerated basis which results in greater amortization during earlier periods. At March 30, 2003, unamortized stock-based compensation was immaterial.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the sale of common stock and preferred stock with aggregate proceeds of approximately $123.1 million, including $8.0 million received during February 2003 upon closing our Series B Convertible Preferred Stock financing. Additionally, we have financed our operations through capital equipment lease lines, working capital credit facilities, notes payable, $6.9 million in net cash received from the sale of our laser diode fabrication facility and gigabit Ethernet product line and $4.7 million in net cash received from the sale of our SAN management software assets. Our principal sources of liquidity at March 30, 2003 consisted of $10.6 million in cash and cash equivalents and $13.7 million in liquid investments.

     Cash utilized by operating activities was $1.8 million for the three-month period ended March 30, 2003, and was due primarily to our operating loss, net of non-cash expenses. Cash provided by investing activities was $0.3 million and resulted from maturities of short-term investments of $5.8 million, proceeds from the collection of a $2.5 million note receivable received in conjunction with the sale of our SAN management software, offset by $7.5 million of purchases of short-term investments and capital expenditures of $0.5 million. Cash provided by financing activities reflects the $7.8 million raised in conjunction with our sale of Series B Convertible Preferred Stock.

     As of March 30, 2003, we had an accumulated deficit of $136.7 million and have never been profitable. We plan to grow our revenue base and to continue to control our expenses in order to achieve profitability. However, we cannot be certain that we will ever realize sufficient revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

RELATED PARTY TRANSACTIONS

     During January 2003, we repurchased 1,359,160 shares at $2.47 per share from two officers in a non-cash transaction and collected cash of approximately $236,000 from the officers in full satisfaction of the principal and unpaid interest balances of the officers’ notes totaling $3.6 million. The note receivable arrangements were originally entered into during April and May of 1999 in connection with the exercise of stock options. Approximately 301,000 of the 1,359,160 shares repurchased by the company were granted to an officer within six months of the repurchase. Therefore, the 301,000 are subject to the provisions of EITF 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44” and resulted in a non-cash compensation charge to earnings during the first quarter of 2003 of $364,000.

RECENT ACCOUNTING PRONOUNCEMENTS

     During June 2001, the FASB issued Statement of Financial Accounting Standard No. 143 “Accounting for Obligations Associated with the Retirement of Long-Lived Assets"(SFAS 143). The provisions of FAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Under SFAS 143, a liability for an asset retirement obligation (i.e. liability) is recognized at fair value during the period in which it is incurred. The offset to the liability is capitalized as a component of the carrying amount of the asset bringing rise to the future retirement obligation. We adopted SFAS 143 effective December 30, 2002, the beginning of our 2003 fiscal year. Our adoption of SFAS 143 did not impact our financial position, results of operations or cash flows for the three-month period ending March 30, 2003.

     During December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). SFAS 148 amends the guidance set forth in Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (SFAS 123 and provides guidance for companies that elect to change their accounting for employee stock based compensation to the fair value method of accounting. The statement also expands and increases the frequency of the existing disclosure requirements to require more prominent and quarterly disclosure of the effects of stock based compensation pursuant to the provisions of SFAS 123. We adopted SFAS 148 effective December 30, 2002 and have included the expanded interim disclosures in the footnotes to our financial statements contained herein. Our adoption of SFAS 148 did not impact our financial position, results of operations or cash flows for the three-month period ending March 30, 2003.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have incurred significant losses since our inception, we expect future losses, and we may not become profitable.

     We have incurred significant losses since inception, most recently a net loss of $2.8 million for the three-month period ended March 30, 2003, and expect to incur losses in the future. As of March 30, 2003, we had an accumulated deficit of $136.7 million. We expect to incur significant product development, sales and marketing and administrative expenses, and we will need to generate significant revenue to achieve and maintain profitability. We cannot be certain that we ever will realize sufficient revenue to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability.

Our operating results are difficult to forecast, may vary in future periods for a number of reasons, which could adversely affect the trading price of our stock.

     Our revenue and results of operations have varied on a quarterly basis in the past and may vary significantly in the future due to a number of factors, many of which may cause our stock price to fluctuate. Some of the factors that could affect our operating results include:

•	the size, terms, timing and fluctuations of customer orders, particularly orders from a limited number of OEMs;
•	changes in general economic conditions and specific economic conditions in the computer storage and networking industries, including changes in spending levels for information technology products;

•	the gain or loss of significant OEMs or other customers;

•	the rate of market acceptance of our InSpeed technology;

•	the length of time needed by customers for the evaluation and integration of our products;

•	delays in or longer than expected design cycles for new products;

•	our ability to attain and maintain sufficient reliability levels for our products;

•	our ability to develop and market new products;

•	the timing of the introduction or enhancement of products by us, our OEMs and our competitors;

•	decreases in the prices at which we can sell our products;

•	changes in the mix of products sold or the mix of sales channels; and

•	the ability of our contract manufacturer to produce and distribute our products in a timely fashion.

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

      Our success will depend on our continued ability to develop and manage relationships with significant OEMs, resellers and integrators, as well as on the sales efforts and success of these customers. Revenue from Hewlett-Packard Company represented 52% of revenue, for the three-month period ended March 30, 2003. Although we are attempting to expand our base of OEMs and resellers, most of our future revenue may come from a small number of customers.

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

Our industry is subject to rapid technological change, and we must keep pace with the changes to successfully compete.

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

If we lose key personnel or are unable to hire qualified personnel, we may not be successful.

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

      Our revenue from international sales represented 31% of our total revenue for the three-month period ended March 30, 2002. We plan to expand our international sales, especially in Japan and Asia. Our international sales growth will be limited if we are unable to establish relationships with international OEMs and distributors, establish foreign operations, effectively manage international sales channels and develop relationships with service organizations. We cannot be certain that we will be able to establish, generate and build market demand for our products internationally. Our international operations will be subject to a number of risks, including:

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

Our stock price is volatile, which could negatively affect stockholders’ investment.

      The trading price of our common stock has been and is likely to continue to be volatile. The market price of our common stock may fluctuate significantly in response to several factors, including but not limited to the following, some of which are beyond our control:

•	actual or anticipated fluctuations in our operating results;

•	losses of our key OEMs or reduction in their purchases of our products;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of other technology companies;

•	announcements by us or by our competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel; and

•	political and economic instability, including, but not limited to war, military actions, and acts of terrorism.

      In addition, the stock market has recently experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

Our preferred stockholders have significant control over us and may approve or reject matters contrary to the common stockholders' vote or interests.

      In February 2003, we completed a private placement of Series B Convertible Preferred Stock the “Series B Preferred” and warrants to purchase common stock. So long as 1,450,000 shares of Series B Preferred remain outstanding, the Series B Preferred holders have the right to appoint a director to our board and certain actions, such as the authorization and sale of certain senior securities, that we may wish to undertake require the consent of the holders of a majority of the outstanding shares of Series B Preferred, voting as a separate class. The interests of the holders of our Series B will not necessarily be identical to those of holders of our common stock. For instance, in the event of certain change in control transactions, the holders of the Series B Preferred are entitled to payment of a liquidation preference prior to the payment of any consideration to the holders of our common stock. This may cause the holders of the Series B Preferred to favor or oppose a merger or sale of the Company or its assets in circumstances where holders of common stock may have a contrary desire.

The sale of a substantial number of shares of common stock could cause the market price of our common stock to decline.

      Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. In connection with our private placement of preferred stock in February 2003, we agreed to file registration statements with the SEC covering the resale by those investors of 3,809,524 shares of common stock underlying the conversion of the Series B Preferred and 1,142,856 shares of common stock that may be issued upon the exercise of the warrants issued in that private placement. Once registered for resale these shares will become freely tradeable, subject only to prospectus delivery requirements and possible restrictions under Rule 144. The registration of these shares, or the sale of a substantial number of shares may cause our stock price to decline regardless of our performance.

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

22

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

23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We maintain investment portfolio holdings of various issuers, types, and maturities, the majority of which are commercial paper and government securities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value.

     Our investment portfolio, with a fair value of $13.7 million as of March 30, 2003, is invested in commercial paper, government securities and corporate indebtedness that could experience an adverse decline in fair value should an increase in interest rates occur. In addition, future declines in interest rates could have an adverse impact on interest earnings for our investment portfolio. We do not currently hedge against this interest rate exposure.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Sales of Unregistered Securities

     In February 2003, we completed an $8.0 million private placement of 3,809,524 shares of our newly designated Series B Preferred to two entities affiliated with Goldman Sachs & Co. and other accredited investors. In addition, these investors received warrants to purchase 1,142,857 shares of our common stock at an exercise price of $2.63 per share and a five-year term. The sale and issuance of the Series B Preferred and common stock warrants were considered to be exempt from registration pursuant Section 4(2) or Regulation D of the Securities Act of 1933, as amended.

     Except as limited by law or the Certificate of Designation of Series B Preferred, the holders of Series B Preferred are entitled to vote with common stock at a rate of 0.8936 vote per share of Series B until holders’ shares are converted into shares of common stock. So long as there remain 1,450,000 shares of Series B Preferred outstanding, the holders of Series B Preferred are entitled to elect one director to our board of directors designated by Goldman Sachs & Co. (the “Series B Director”).

     We will not, for so long as 1,450,000 shares of Series B Preferred remain outstanding, without the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred, voting together as a single class: (i) alter or change the rights, preferences or privileges of the shares of Series B Preferred so as to affect adversely such shares; (ii) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series B Preferred; (iii) authorize to issue or obligate itself to issue equity securities (or any equity or debt securities convertible into equity securities) ranking senior to or pari passu with the Series B Preferred with respect to dividends, distributions or rights upon liquidation; and (iv) affect any capital reorganization or reclassification of equity securities (or securities convertible into other securities) into equity securities ranking senior to the Series B Preferred with respect to dividends, distributions or rights upon liquidation. In addition, for so long as 1,450,000 shares of Series B Preferred remain outstanding, we will not without first obtaining the approval of the Series B Director, redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any share or shares of common stock or other securities junior in preference to the Series B Preferred.

     Each share of Series B Preferred is currently convertible into one share of common stock, subject to adjustment for stock splits, stock dividends and similar events, and certain other dilutive events. Shares of Series B Preferred automatically convert to common stock, if, at anytime after three years from the original issue date, the common stock has been traded with a volume weighted average price in excess of $7.00 per share for 20 of the previous 30 trading days with a minimum average trading volume of 200,000 shares per day. In addition, holders of Series B Preferred are entitled to receive cumulative dividends at the rate of 6% per annum, payable on a quarterly basis. Dividends will be paid in shares of Series B Preferred during the first year after closing and then, at our discretion, in either shares of Series B Preferred or cash.

     In the event of our liquidation, dissolution or winding up, the holders of Series B Preferred, are generally entitled to receive a liquidation preference over the holders of common stock equal to the greater of (i) $2.10 per share of Series B Preferred held and any declared but unpaid dividends, and (ii) the amount that would have been paid to the holders of Series B Preferred had such preferred shares been converted to common stock immediately prior to such liquidation, dissolution or winding up. On or after the date occurring seven years from the original issue date the holders of a majority of the then outstanding shares of Series B Preferred may require us to effect a redemption of outstanding shares of Series B Preferred at the original issuance price of $2.10 per share, together with any accrued but unpaid dividends.

     In connection with the private placement, we agreed to file registration statements with the SEC covering the resale by the investors of the shares of common stock underlying the conversion of the Series B Preferred and the shares of common stock that may be issued upon the exercise of the warrants issued in the private placement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

EXHIBIT
NUMBER	DESCRIPTION

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)

3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3 (3)	Certificate of Designation of Series B Convertible Preferred Stock

3.4 (1)	Bylaws of the Registrant (Exhibit 3.4)

EXHIBIT
NUMBER	DESCRIPTION

4.1 (1)	Specimen Stock Certificate (Exhibit 4.1)

4.2 (1)	Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.2)

4.3 (1)	First Amendment to Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.3)

4.4 (2)	Rights Agreement dated November 15, 2000, between the Registrant and Computer Share Trust Company, Inc. (Exhibit 4.1)

4.5 (2)	Form of Rights Certificate (Exhibit 4.2)

4.6 (3)	Form of Warrant to Purchase Common Stock of Vixel Corporation

4.7 (3)	Registration Rights Agreement dated as of February 14, 2003, by and between Vixel Corporation and the investor signatory thereto.

99.1	Certification of James M. McCluney, Chief Executive Officer and Kurtis L. Adams, Chief Financial Officer

(1)	Incorporated by reference to designated exhibits to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-81347), declared effective on September 30, 1999.

(2)	Incorporated by reference to designated exhibits to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.

(3)	Incorporated by reference to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2003.

(b)  Reports on Form 8-K:

     We filed the following reports on Form 8-K during the first fiscal quarter of 2003 and through the filing of this Quarterly Report:

(i)	On January 30, 2003 Vixel filed a report on Form 8-K, which reported under Item 9 the press release entitled “Vixel Corporation Announces Fourth Quarter and Fiscal Year 2002 Results” relating to the financial results of the quarter and year ended December 29, 2002.

(ii)	On February 14, 2003, Vixel filed a report on Form 8-K, which reported under Items 5 and 7 the sale of Series B Convertible Preferred Stock.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2003	VIXEL CORPORATION

/s/ Kurtis L. Adams

Kurtis L. Adams
Chief Financial Officer, Vice President of Finance, Secretary and Treasurer (Authorized Officer and Principal Financial and Accounting Officer)

I, James M. McCluney, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Vixel Corporation;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

/s/ James M. McCluney

James M. McCluney
President and Chief Executive Officer

I, Kurtis L. Adams, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Vixel Corporation;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

/s/ Kurtis L. Adams

Kurtis L. Adams
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)

3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3 (3)	Certificate of Designation of Series B Convertible Preferred Stock

3.4 (1)	Bylaws of the Registrant (Exhibit 3.4)

4.1 (1)	Specimen Stock Certificate (Exhibit 4.1)

4.2 (1)	Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.2)

4.3 (1)	First Amendment to Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.3)

4.4 (2)	Rights Agreement dated November 15, 2000, between the Registrant and Computer Share Trust Company, Inc. (Exhibit 4.1)

4.5 (2)	Form of Rights Certificate (Exhibit 4.2)

4.6 (3)	Form of Warrant to Purchase Common Stock of Vixel Corporation

4.7 (3)	Registration Rights Agreement dated as of February 14, 2003, by and between Vixel Corporation and the investor signatory thereto.

99.1	Certification of James M. McCluney, Chief Executive Officer and Kurtis L. Adams, Chief Financial Officer

(1)	Incorporated by reference to designated exhibits to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-81347), declared effective on September 30, 1999.

(2)	Incorporated by reference to designated exhibits to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.

(3)	Incorporated by reference to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2003.