Form 10-K/A
period 2002-12-29
VIXEL CORP
filed 2003-07-02
CIK 1087955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

VIXEL CORPORATION

FORM 10-K

INDEX

		Page

PART I

Item 1.	Business	2

PART II

Item 6.	Selected Financial Data	9

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

PART III

Item 11.	Executive Compensation	28

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	33

SIGNATURES		36

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

      This Annual Report on Form 10-K/A, including Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, includes forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize, or prove incorrect, could cause the results of Vixel Corporation to differ materially from those expressed or implied by such forward-looking statements. All statements contained in this report that are not purely historical could be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “future”, “intends,” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks outlined on pages 19 through 28 and elsewhere in this report. We assume no obligation to update any of the forward-looking statements after the date hereof, to conform such statements to actual results or to changes in our expectations.

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

PART I

Item 1.     Business

Overview

      We incorporated in Colorado in June 1991 under the name Photonics Research Incorporated and initially developed fiber optic components for data communications and related applications. In February 1995, we reincorporated in Delaware and changed our name to Vixel Corporation. In the first quarter of 1996, we acquired the Fibre Channel hub and transceiver product lines from Western Digital Corporation. In 1997 we began developing our SAN InSite software to manage our SAN interconnect solutions. In the first quarter of 1998, we acquired Arcxel Technologies, Inc., a developer of Fibre Channel switches. In early 1998, we sold our laser diode fabrication facility and gigabit Ethernet transceiver product line to Cielo Communications, Inc. In 2001 we discontinued producing and selling our transceiver products. In early 2002, we sold the intellectual property and other assets related to the development of our SAN InSite software to Fujitsu Software Technologies Corporation (d/b/a Fujitsu Softek). We are now focused on designing, developing and marketing our Fibre Channel technologies and solutions, including our InSpeed technology which was commercially launched during 2002.

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

      In addition, the growth of stored data can be measured in the growth in the number of hard disk drives that are used inside of storage devices. External storage systems consist of a storage intelligence device, or storage controller, that is connected to multiple shelves, or drawers, that have ten to 16 hard disk drives in each drawer. The majority of external storage systems today use Fibre Channel based hard disk drives. IDC, in a report published during July 2002, estimated that the number of Fibre Channel drives sold should grow from approximately 2.6 million during 2002 to over 6.1 million during 2006, representing a compound annual growth rate of over 27%.

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

      In today’s typical storage device, a shared-bus, or loop, architecture is used to connect the storage controller to the drawers containing the storage disk drives and to connect each of the storage disk drives within the drawers. This loop architecture requires the stored data to pass through several hops between drawers and between disks before being delivered to the user. Several performance issues within storage devices are created by a loop architecture, including the reliability of the storage device, limitations regarding the speed at which it operates, and the amount of storage capacity that can be connected to a single storage controller.

      To help storage device manufacturers address the issues related to loop architectures, we have developed a highly integrated switch-on-a-chip, or SOC, that incorporates our InSpeed technology. InSpeed is an advanced switching architecture that results in a single chip capable of handling multiple Fibre Channel devices operating at either 1 gigabit per second, or Gbps, or 2 Gbps speed. The SOC can be sold in chip form or integrated into full Fibre Channel switch boxes and modules, or blades, for embedding by OEMs in their storage solutions.

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

      In addition to HP and Network Appliance, we have customer relationships with several other OEMs, including Avid Technology, Inc., BlueArc Corporation, Langchao Electronics, NEC, and Sun Microsystems, Inc. Our current domestic distributors include Bell Microproducts and Ingram Micro. In addition, we have established relationships with Inno Micro Corporation, ModernTech Computer & Peripheral Ltd., Raidtec Corporation Ltd. and Hammer Distribution, Ltd. for distribution of our products in Europe and Asia. As is common in an emerging technology industry, our agreements, if any, with OEMs and distributors are typically non-exclusive, have no volume commitments, and may be terminated by either party without cause. Indeed, many of our OEM and distributor customers carry or utilize competing product lines.

      Our top customers during 2002 were HP (including Compaq Computer Corporation) and Avid Technology which represented 41.0% and 14.7% of revenue, respectively. During 2001, Sun Microsystems, Compaq Computer and Avid Technology represented 33.7%, 18.5% and 14.4% of revenue, respectively. Compaq Computer and Sun Microsystems represented 25.6% and 21.3% of revenue, respectively, for fiscal 2000. No other individual customer represented more than 10.0% of our total revenue during those periods. Product sales to customer locations outside of the United States accounted for 21%, 31%, and 39% of total revenue during fiscal 2000, 2001, and 2002, respectively.

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

      While Suntron is responsible for all facets of the manufacturing process, we are directly involved in qualifying key components that are used in our products and selecting the suppliers of such components. Most of our product components can be obtained from multiple qualified manufacturers. While most of the materials used in our box products are standard, some are proprietary or sole sourced and require extended lead times. Although we design our own SOCs, LSI Logic manufactures them and we purchase the SOCs directly and indirectly from them under purchase orders. Motorola, Inc. and Intel Corporation are currently our sole suppliers for microprocessors. Our outside contract-manufacturing firm purchases these microprocessors under purchase orders. In addition, we license software used in our switches and hubs from Wind River Systems, Inc. Our supply management team works closely with strategic suppliers who offer proprietary or sole-sourced products. In addition, our operations team is focused on production test equipment development, manufacturability of our products, effective transfer of products from development to production, monitoring of supplier performance and quality, and demand and build forecasting and scheduling.

Competition

      We target our embedded storage switches at a new and evolving market. As yet no other company has publicly introduced products similar to our InSpeed family of products. As this market grows we may face competition from storage networking switch providers, semiconductor companies, or OEMs, including our OEM customers, that may choose to develop technology or products that compete with ours. We believe our first to market position and the field proven performance of our products provide a competitive advantage over others entering the embedded storage switch market. We perceive the primary competitive factors in the embedded storage switch market include integration of features and functionality; the number of ports per SOC; the power consumption of the SOCs; overall product performance; ability to meet delivery schedules; price; and strength of distribution channel. To remain competitive, we must, among other things, invest significant resources to expand our customer base, develop new products and enhance our current products. If we fail to do so, our products may not compete favorably with those of competitors, which could significantly harm our business.

      The SAN interconnect market has become increasingly competitive. A growing number of server, storage, tape and storage management vendors offer new SAN-enabled products. We target the rich media and entry-level SAN markets with our SAN interconnect products. In these markets, we compete primarily with Brocade Communications Systems, Inc. and QLogic Corporation. We believe the performance of our interconnect products and our ability to deliver high quality product at competitive prices position us well to compete in this market. As the market for SAN interconnect products grows, we may face competition from traditional networking companies and other manufacturers of networking equipment. These networking companies may enter the SAN interconnect market by introducing their own products or by acquiring or entering into one or more alliances with existing SAN interconnect providers. It also is possible that our OEM customers could develop and introduce products competitive with our product offerings.

      Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, and sales and marketing resources, and may have larger distribution channels, access to more customers and a larger installed customer base than we do. As a result, these companies may be able to undertake more extensive marketing campaigns and adopt more aggressive pricing policies than we can. Although we believe that we compete effectively with our existing competitors, we may not have the financial resources, technical expertise or marketing, manufacturing, distribution, and support capabilities to compete successfully in the future. There can also be no assurance that we will be able to compete successfully against current or future competitors or that current or future competitive pressures will not materially harm our business.

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

PART II

Item 6.	Selected Financial Data

      The following selected financial data should be read in conjunction with our financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Annual Report on Form 10-K/A. We derived the statement of operations data for the fiscal years ended December 31, 2000, December 30, 2001 and December 29, 2002 and the balance sheet data as of December 30, 2001 and December 29, 2002 from the audited financial statements included in this Annual Report on Form 10-K/A. The statement of operations data for the fiscal years ended January 3, 1999 and January 2, 2000 and the selected balance sheet data set forth below for us as of January 3, 1999. January 2, 2000 and December 31, 2000 is derived from our audited financial statements not included in this Annual Report on Form 10-K/A. Net loss available to common stockholders shown below includes our net loss, as well as the accretion related to our redeemable preferred stock outstanding during fiscal years 1998 and 1999.

	For the Fiscal Year Ended

	January 3,	January 2,	December 31,	December 30,	December 29,
	1999	2000	2000	2001	2002

	(In thousands, except per share amounts)

Statements of Operations Data:
Revenue

SAN systems	$15,222	$25,159	$29,610	$16,769	$20,606

Components	24,223	13,668	3,599	5,034	—

Total revenue	39,445	38,827	33,209	21,803	20,606

Cost of revenue(1)	36,199	28,293	21,799	14,069	10,715

Gross profit	3,246	10,534	11,410	7,734	9,891
Operating expenses

Research and development(2)	11,110	12,788	15,570	14,657	11,307

Acquired in-process technology	5,118	—	—	—	—

Selling, general and administrative(3)	14,521	13,643	17,437	14,423	10,699

Amortization of goodwill and other intangibles	2,057	1,362	2,159	820	436

Amortization of stock-based compensation	—	4,286	2,825	1,353	591

	32,806	32,079	37,991	31,253	23,033

Restructuring costs	—	—	—	—	1,742

Loss (Gain) on sale of assets	(9,061)	42	—	5	(4,445)

Total operating expenses	23,745	32,121	37,991	31,258	20,330

Loss from operations	(20,499)	(21,587)	(26,581)	(23,524)	(10,439)

Other (expense) income, net	(734)	(760)	3,024	1,596	751

Net loss	$(21,233)	$(22,347)	$(23,557)	$(21,928)	$(9,688)

Net loss available to common stockholders	$(21,424)	$(22,495)	$(23,557)	$(21,928)	$(9,688)

Basic and diluted net loss per share	$(8.77)	$(2.97)	$(1.04)	$(0.93)	$(0.40)

Weighted-average shares outstanding	2,444	7,572	22,710	23,504	24,106

(1)	Includes amortization of stock-based compensation of $0, $82, $67, $28 and $10 for the fiscal years ended January 3, 1999, January 2, 2000, December 31, 2000, December 30, 2001 and December 29, 2002, respectively.

(2)	Excludes amortization of stock-based compensation of $0, $421, $111, $32 and $13 for the fiscal years ended January 3, 1999, January 2, 2000, December 31, 2000, December 30, 2001 and December 29, 2002, respectively.

(3)	Excludes amortization of stock-based compensation of $0, $3,865, $2,714, $1,321 and $578 for the fiscal years ended January 3, 1999, January 2, 2000, December 31, 2000, December 30, 2001 and December 29, 2002, respectively.

	January 3,	January 2,	December 31,	December 30,	December 29,
	1999	2000	2000	2001	2002

	(In thousands)

Balance Sheet Data:

Cash and cash equivalents	$3,841	$16,706	$17,066	$5,036	$4,347

Investments	2,490	44,650	25,636	20,942	12,054

Working capital	285	58,820	39,114	22,640	17,047

Total assets	28,165	84,081	62,931	38,765	27,485

Long-term obligations and noncurrent portion of capital leases	13,856	4,406	1,510	184	350

Mandatorily redeemable preferred stock	19,993	—	—	—	—

Total stockholders’ equity (deficit)	(19,924)	65,695	46,945	28,026	19,508

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      We derive substantially all of our revenue from the sale of Fibre Channel products, including embedded storage switch products, and SAN switches and hubs. We sell these products primarily to a limited number of OEMs. HP Corporation (including Compaq Computer Corporation) and Avid Technology represented 41.0% and 14.7% of revenue, respectively, for fiscal 2002. Sun Microsystems, Compaq Computer and Avid Technology represented 33.7%, 18.5% and 14.4% of revenue, respectively, for fiscal 2001. Compaq Computer and Sun Microsystems represented 25.6% and 21.3% of revenue, respectively, for fiscal 2000. No other individual customer represented more than 10.0% of our total revenue during those periods. The year over year variations in the percentage of revenue generated by specific customers fluctuated, particularly during 2002, as a result of changes in product offerings. Component sales, for which Sun Microsystems was the major customer, represented 23% of total revenue during 2001, while we had no component sales during 2002 due to the discontinuance of our transceiver products in the second quarter of 2001. Similarly, our new InSpeed products were formally launched and integrated into HP’s Enterprise Virtual Array product during 2002, resulting in an increase in HP’s revenue as a percentage of total revenue. While we are seeking to diversify our customer base and expand the portion of our revenue that is derived from sales through various distribution channels, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of OEMs.

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

      The restructuring plan included the write-off of property and equipment that was disposed or removed from operations and resulted in a charge of $400,000. The property and equipment consisted primarily of computer equipment, purchased software, production and engineering equipment, and office equipment, furniture, and fixtures. We also recorded other restructuring costs of $83,000 relating primarily to impairment of operating lease agreements for equipment and professional fees incurred in connection with the restructuring activities.

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

      We do not believe that the sale of our SAN Management Software will materially impact our existing hub and switch customers as we maintain a license to provide SAN InSite and customer support to our hub and switch customers that require the software.

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

      Product is delivered to a customer when shipped or the customer takes possession of the product. Our products ship freight on board — shipping point via customer provided transport carrier. Under circumstances in which we maintain product inventories at third party facilities where a customer may take delivery on a just-in-time basis, delivery occurs and legal title to the product transfers to the customer, when the customer takes physical possession of the inventory. Once a product is shipped or removed from a just-in-time inventory facility, the product may not be returned for credit or refund.

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

Fiscal Years Ended December 30, 2001 and December 29, 2002

      Revenue. Revenue decreased 5.5% from $21.8 million for the fiscal year ended December 30, 2001 to $20.6 million for the fiscal year ended December 29, 2002. During 2002, revenue was generated from the sale of SAN systems compared to 2001 revenue being comprised of SAN system revenue (77%) and components revenue (23%). The shift in revenue composition reflects the discontinuance of our component transceiver products during the second quarter of 2001 and the increased sales, both as a percentage of revenue and gross dollars, of our SOC, switch and hub products. We discontinued the sale of our component transceiver products during 2001 due to decreased purchases of these products resulting primarily from product performance issues. The 23% increase in SAN system revenue from $16.8 million for the fiscal year ended December 30, 2001 to $20.6 million for the fiscal year ended December 29, 2002 reflects the increasing demand for our InSpeed based switches and SOCs that were first introduced and went into production during late 2001. Revenue from InSpeed based products increased to $8.1 million, or 39% of total revenue, during 2002, compared with $1.7 million, or 8% of total revenue during 2001. We expect the sale of our InSpeed based products to continue to increase both in dollar amount and as a percentage of total revenue during 2003. We expect the growth in new and existing InSpeed based products to outpace anticipated declines in SAN Interconnect products that may be phased out during the course of 2003, resulting in an overall increase in revenue in fiscal 2003 as compared with fiscal 2002.

      Cost of revenue. Cost of revenue includes the cost to acquire finished products from third party contract manufacturers of our products, expenses we incur related to inventory management, product quality testing and customer order fulfillment, and provisions for warranty expenses and inventory obsolescence. Cost of revenue decreased 24% from $14.1 million for the fiscal year ended December 30, 2001 to $10.7 million for the fiscal year ended December 29, 2002. This $3.4 million decrease in cost of revenue and the decrease in cost of revenue as a percentage of revenue (65% for fiscal 2001 compared with 52% for fiscal 2002), reflects the change in product mix towards InSpeed products, the sales of which generally have higher margins than other SAN system products and component transceiver products. The improved margins on product mix resulted in a decrease of $1.1 million during 2002. Also contributing to higher fiscal 2001 cost of revenue were provisions for inventory valuations necessary to mark the remaining transceiver inventory to net realizable value due to the discontinuance of the transceiver product sales during mid-2001. The increase in inventory valuation costs was $2.3 million, net of other warranty and manufacturing variances. We believe that our current infrastructure is sufficient to service the anticipated increase in demand for our products during fiscal 2003. However, we anticipate incremental increases in the total dollars of cost of revenue during 2003 in line with increased products sales.

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

      Cost of revenue. Cost of revenue decreased 35% from $21.8 million for the fiscal year ended December 31, 2000 to $14.1 million for the fiscal year ended December 30, 2001. This $7.7 million decrease and the decrease of cost of revenue as a percentage of revenue (66% for fiscal 2000 and 65% for fiscal 2001) reflects a change in our product mix as sales of switch products increased while sales of hub and transceiver products declined. Our switch and hub products generally had higher gross margins than our transceiver products. The improved margins generated from sales of our products during 2001 which decreased cost of revenue $1.9 million were offset by $1.1 million, net, adjustments stemming from warranty, inventory and patent related issues.

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

Our operating results fluctuate significantly and may vary in future periods for a number of reasons, including unfavorable economic and market conditions, which could adversely affect the trading price of our stock.

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

Our two largest customers accounted for 41% and 14.7% of our revenues in fiscal 2002. The loss of one or more of our major customers could significantly reduce our revenue and harm our operating results.

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

      OEMs and resellers typically conduct significant evaluation, testing, implementation and acceptance procedures before they will begin to market and sell new solutions that include our products. This evaluation process is lengthy and may range from six months to one year or more. This process is complex and may require significant sales, marketing and management efforts on our part. This process becomes more complex as we simultaneously qualify our products with multiple customers. As a result, we may expend significant resources to develop customer relationships before we recognize any revenue from these relationships, or we may never realize any revenue from these efforts, or recognize revenue when anticipated.

Competing technologies to Fibre Channel may emerge and we may fail to adopt new technologies on a timely basis, which may decrease the demand for our products.

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

We expect that a growing percentage of our future revenue will be derived from our InSpeed technology-based products and our success will depend on widespread acceptance of these products and technologies and our ability to manage transition from older products.

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

We face intense competition in the storage industry, which may lead to reduced prices and sales of our products and increased losses.

      We target our embedded storage switches at a new and evolving segment of the storage market. As yet no other company has publicly introduced products similar to our InSpeed family of products. As this market grows we may face competition from storage networking switch providers, including Brocade Communications Systems, Inc. and QLogic Corporation, semiconductor companies, or OEMs, including our OEM customers, that may choose to develop technology or products that compete with ours.

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

The storage industry is subject to rapid technological change, and we must keep pace with the changes to successfully compete.

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

The loss of Suntron, our outside contract manufacturer, or the failure to accurately forecast demand for our products or manage successfully our relationship with Suntron could negatively affect our business.

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

Undetected software or hardware defects in our products could increase our costs and reduce our revenue, and damage our reputation with current or prospective customers.

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

If we lose key senior management or are unable to hire qualified personnel, we may not be successful.

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

As our international sales expand, our business, financial condition and operating results could be adversely affected as a result of legal, business, political and economic risks specific to our international sales.

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

Our Fibre Channel products must comply with evolving industry standards in the storage markets and government regulations, and if we cannot develop products that are compatible with these evolving standards, our business will suffer.

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

We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.

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

Third-party claims of infringement of their intellectual property rights could affect our ability to market our products, require us to seek licenses from third parties, and adversely affect our business.

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

Our stock price may continue to be volatile. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid for them.

      The trading price of our common stock has been and is likely to continue to be volatile. The market price of our common stock may fluctuate significantly, particularly as a result of variations between our actual financial results and the expectations of the investment community, and as a result of announcements by our competitors and us. Furthermore, speculation about our strategic position, financial condition, results of operations, or business can cause significant changes in our stock price. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. In addition, the stock market has recently experienced extreme volatility that often has been unrelated to the performance of particular companies. These factors, as well as general and economic conditions, may cause our stock price to fall regardless of our performance.

Our preferred stockholders have significant control over us and may approve or reject matters contrary to the common stockholders’ vote or interests.

      In February 2003, we completed a private placement of Series B Convertible Preferred Stock (the “Series B Preferred”) and warrants to purchase common stock. So long as 1,450,000 shares of Series B Preferred remain outstanding, the Series B Preferred holders have the right to appoint a director to our board and certain actions, such as the authorization and sale of certain senior securities, that we may wish to undertake require the consent of the holders of a majority of the outstanding shares of Series B Preferred, voting as a separate class. The interests of the holders of our Series B Preferred will not necessarily be identical to those of holders of our common stock. For instance, in the event of certain change in control transactions, the holders of the Series B Preferred are entitled to payment of a liquidation preference prior to the payment of any consideration to the holders of our common stock. This may cause the holders of the Series B Preferred to favor or oppose a merger or sale of the Company or its assets in circumstances where holders of common stock may have a contrary desire.

The sale of a substantial number of shares of our common stock could cause the market price of our shares to decline.

      Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. In connection with our private placement of preferred stock in February 2003, we agreed to file registration statements with the SEC covering the resale by those investors of 3,809,524 shares of common stock underlying the conversion of the Series B Preferred and 1,142,856 shares of common stock that may be issued upon the exercise of the warrants issued in that private placement. Once registered for resale these shares will become freely tradeable, subject only to prospectus delivery requirements and possible restrictions under Rule 144. The registration of these shares, or the sale of a substantial number of shares, may cause our stock price to decline regardless of our performance.

We may seek to raise additional capital, but additional funds may not be available on terms acceptable to us or at all, limiting our ability to develop new products or respond to competitive pressures.

      Including the proceeds from the sale of preferred stock and the collection of the note from the sale of SAN InSite in early 2003, we believe that our existing cash, cash equivalent and investment balances will be sufficient to meet our cash requirements at least through the next twenty-four months. However, we may require, or could elect to pursue, additional financing to fund our operations in the future. If we need to raise additional capital, we may not be able to do so on favorable terms, or at all, especially if we experience disappointing operating results. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated funding requirements.

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

PART III

Item 11.	Executive Compensation

          Compensation of Directors

      Each non-employee director representing common stockholders of the Company receives an annual retainer of $12,000 for his or her service on the Board of Directors with an additional $1,000 annual retainer if serving as a committee chairman, payable immediately following the annual meeting of stockholders. In addition to the annual retainer, each non-employee director of the Company receives $500 for attendance by telephone and $1,000 for attendance in person at Board of Directors meetings. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board of Directors meetings in accordance with Company policy. The members of the Audit, Compensation and Corporate Governance and Nominating Committees each receive $500 for attendance by telephone or in person at such committee meetings, provided that the committee meetings are not held in conjunction with Board of Director meetings. The Series B Director and directors that are employees do not receive compensation for attendance at Board of Directors or committee meetings, but are reimbursed for their expenses incurred in connection with attendance at such meetings in accordance with Company policy. During the fiscal year ended December 29, 2002, the total compensation paid to non-employee directors was $77,500.

      Under the Company’s 1999 Equity Incentive Plan (the “1999 Plan”), each person who is elected or appointed for the first time to be a non-employee director receives an initial option grant on the date of his or her election or appointment to the Board of Directors to purchase 60,000 shares of the Company’s common stock, 20,000 shares of which shall vest on the date of grant and 20,000 shares of which shall vest on each of the first and second anniversaries of the date of grant. In addition, beginning at the first annual meeting of stockholders following the third anniversary of each non-employee director’s election to the Board of Directors, each such director shall automatically, on the day after the Company’s annual meeting of stockholders, receive a fully vested option grant to purchase 20,000 shares of the Company’s common stock. Non-employee directors who serve less than a full year from their third anniversary to the next annual meeting of stockholders will be granted a pro rata portion of their option shares based on their length of service. All options granted to non-employee directors are for a term of ten years and are granted at the fair market value of the Company’s common stock on the date of grant. The Series B Director does not receive option grants for service as a director.

      In May 2002, Messrs. Haggerty, Spicer and Wolfen in recognition of their service on the Board of Directors each received a grant of options to purchase 20,000 shares of common stock at an exercise price of $3.06 per share, the fair market value on the date of grant. In January 2003, Messrs. Haggerty, Spicer and Wolfen in recognition of their service on the Board of Directors each received a grant of options to purchase 100,000 shares of common stock at an exercise price of $2.52 per share, the fair market value on the date of grant. The options granted in May 2002 and January 2003 are fully vested, immediately exercisable and expire ten years from the date of grant. Upon joining the Board of Directors in December 2001, Mr. Cordell received an initial option grant to purchase 60,000 shares of the Company’s common stock at an exercise price of $1.57 per share, the fair market value on the date of grant. The options are one-third vested and immediately exercisable as of the date of grant with the remainder vesting one-third on each of the first and second anniversaries from the date of grant. The option expires ten years from the date of grant.

          Compensation of Executive Officers

      The following table shows for the three most recent fiscal years ending December 29, 2002, December 30, 2001, and December 31, 2000, compensation awarded or paid to, or earned by, the Company’s chief executive officer and its other three most highly compensated executive officers at December 29, 2002 (the “Named Executive Officers”):

Summary Compensation Table

							Long-Term
							Compensation
	Annual Compensation						Awards

							Securities
					Other Annual		Underlying	All Other
Name and principal position	Year	Salary($)	Bonus($)		Compensation($)		Option(#)	Compensation($)

James M. McCluney	2002	300,000	1,010,975	(1)	—		250,000	—
President and Chief	2001	300,000	179,325		—		200,000	—
Executive Officer	2000	300,000	186,797		4,348	(2)	—	—

Kurtis L. Adams	2002	185,000	38,965		—		175,000	—
Chief Financial Officer	2001	185,000	43,485		—		150,000	—
	2000	163,308	—		—		50,000	—

Stuart B. Berman	2002	193,231	—		—		—	—
Chief Technology Officer	2001	160,000	10,000		—		250,000	—
	2000	159,654	—		—		—	—

Thomas Hughes	2002	200,000	33,750		15,139	(3)	—	—
Vice President, Product	2001	200,000	45,000		17,136	(2)	525,000	—
Development	2000	150,000	67,500		68,414	(2)	290,000	—

(1)	Consists of cash bonus of $475,475 and stock bonus of 425,000 shares of common stock with a value on the date of the award of $535,500.

(2)	Consists of relocation expense payments.

(3)	Consists of $3,998 of personal travel benefits and $11,141 of relocation expense payments.

Stock Option Grants And Exercises in Last Fiscal Year

      The following table shows certain information regarding stock options granted to the Named Executive Officers during fiscal 2002. No stock appreciation rights were granted in fiscal 2002. All options granted to these executive officers during the last fiscal year were granted under the Company’s 1999 Plan. Each option has a ten-year term, subject to earlier termination if the optionee’s service with the Company terminates. Unless otherwise noted, options vest at the rate of 25% on the first anniversary of the date of grant and quarterly thereafter in twelve equal installments. The percentage of total options set forth below is based on options to purchase 1,679,100 shares of common stock granted during fiscal 2002. As of December 29, 2002, options to purchase 5,675,821 shares were outstanding under all of the Company’s equity incentive plans, and options to purchase 1,696,853 shares remained available for grant as of December 29, 2002. All options are granted at the fair market value on the date of grant as determined by the Company’s Board of Directors. Potential realizable values are net of exercise price, but before associated taxes based on the terms of the option at the time of grant. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the Securities and Exchange Commission and do not represent the Company’s estimate or projection of the Company’s future common stock price. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the Named Executive Officers.

	Individual Grants				Potential Realizable
Value at Assumed
		% of Total			Annual Rates of Stock
	Shares	Options			Price Appreciation for
	Underlying	Granted to	Exercise		Option Term($)
	Options	Employees in	Price Per	Expiration
Name	Granted(#)	Fiscal 2002	Share($)	Date	5%	10%

James M. McCluney	250,000	14.89	2.95	05/22/12	463,810	1,175,385

Kurtis L. Adams	175,000 (1)	10.42	1.26	10/01/12	138,671	351,420

Stuart B. Berman	—	—	—	—	—	—

Thomas Hughes	—	—	—	—	—	—

(1)	These shares vest 50% at the date of grant and 50% six months after grant.

Aggregated Option Exercises During Last Fiscal Year And Fiscal Year End Option Values

      The following table sets forth the number of shares of common stock acquired upon exercise of stock options by the Named Executive Officers during fiscal 2002, and the number and value of the shares of common stock underlying unexercised options held by Named Executive Officers as of December 29, 2002. The value realized is based on the fair market value of the underlying securities as of the date of exercise, less the per share exercise price, multiplied by the number of shares underlying the option. The value of unexercised in-the-money options is based on $1.88, the closing price of our common stock on December 27, 2002, the last trading day of our fiscal year 2002, less the exercise price, multiplied by the number of shares underlying the option.

			Shares Underlying			Value of the Unexercised
			Unexercised Options at			In-the-Money Options at
	Shares		December 29, 2002(#)			December 29, 2002($)
	Acquired on	Value
Name	Exercise(#)	Realized($)	Exercisable		Unexercisable	Exercisable	Unexercisable

James M. McCluney	—	—	450,000	(1)	—	—	—

Kurtis L. Adams	—	—	257,054		213,546	59,000	68,500

Stuart B. Berman	—	—	90,625		159,375	9,500	28,500

Thomas Hughes	—	—	291,250		273,750	59,375	35,625

(1)	These shares are exercisable pursuant to an early exercise provision in Mr. McCluney’s stock option letter agreement. As of December 29, 2002, 87,500 shares were vested.

Employment Severance and Change of Control Agreements

      In April 1999, the Company entered into an employment agreement with James M. McCluney, the Company’s president and chief executive officer. The agreement requires the Company to pay Mr. McCluney an annual incentive bonus of up to 100% of his base salary rate then in effect, with a target payout of 50% of his base salary, based upon performance criteria to be determined by the Compensation Committee. The annual incentive bonus is earned and vested if (a) the performance objectives established by the Compensation Committee have been satisfied during that year and (b) Mr. McCluney serves as the Company’s president and chief executive officer for the year and during the first quarter of the following calendar year. Mr. McCluney may defer all or any portion of his annual incentive bonus. In the event that Mr. McCluney is terminated without cause, he will be entitled to severance in the amount of one year’s base salary at the rate then in effect, any deferred incentive bonuses and continued vesting of his stock options for one year.

      Under the terms of Mr. McCluney’s option agreements, he may exercise all or any portion of the unvested options; however, Vixel has a right to repurchase any of his unvested shares. In April 1999, Mr. McCluney exercised an unvested option for 1,000,000 shares. In January 2003, the Company repurchased 937,500 of such shares and, as of March 3, 2003, the Company has the right to repurchase up to 41,678 of such shares. If there is a change in control of Vixel and Mr. McCluney’s options are not assumed or replaced with a substantially equivalent option, or if Mr. McCluney’s employment is terminated either (i) involuntarily by a successor company other than for cause or (ii) by Mr. McCluney for good reason, then all of the option shares will accelerate and vest immediately as follows: the number of shares for which the option is exercisable as of the date of consummation of the change in control (less the number of shares as to which the option has been previously exercised), plus the greater of (1) one-half of the number of unvested shares subject to the option as of the consummation of the change in control or (2) one year’s vesting of the option.

      In September 1998, the Company entered into an employment agreement with Kurtis L. Adams, its chief financial officer and vice president of finance. Under the employment agreement, if there is a change in control and Mr. Adams is terminated without cause or if there is a significant change in his responsibilities, then the greater of one-half of his unvested option shares or one year’s worth of vesting of the unvested option shares will immediately vest and become exercisable. In May 2001, the Board of Directors approved severance benefits for Mr. Adams. Upon a change in control, if Mr. Adams is terminated without cause, or if there is a significant change in his responsibilities, benefits or working location and he resigns as a result of such significant changes, he will be entitled to severance in the amount of nine months base salary at the rate then in effect, plus payment for all COBRA medical/dental coverage for the severance period.

      In March 2000, the Company entered into an employment letter agreement with Thomas Hughes, its vice president, product development. In the event that Mr. Hughes is terminated without cause, or if there is a significant change in his responsibilities, benefits or working location and he resigns as a result of such significant changes, he will be entitled to severance in the amount of six months base salary at the rate then in effect, plus payment for all COBRA medical/dental coverage for the severance period. Under the agreement, upon a change in control, if Mr. Hughes is terminated without cause, or if there is a significant change in his responsibilities and he resigns as a result of such significant change, the greater of one-half of his unvested options or one year’s worth of vesting of the unvested options will immediately vest and become exercisable.

      The Board of Directors has approved change in control provisions for stock options granted to Stuart B. Berman since March 2000. Mr. Berman’s stock option agreements provide that if there is a change in control of Vixel and, within twelve months after the effective date of such change in control, his employment is terminated either (i) involuntarily by a successor company other than for cause or (ii) by the option holder for good reason, then the greater of one-half of the unvested options or one year’s worth of vesting of the unvested options will immediately vest and become exercisable. In May 2001, the Board of Directors approved severance benefits for Mr. Berman. Upon a change in control, if Mr. Berman is terminated without cause, or if there is a significant change in his responsibilities, benefits or working location and he resigns as a result of such significant changes, he will be entitled to severance in the amount of six months base salary at the rate then in effect, plus payment for all COBRA medical/dental coverage for the severance period.

Compensation Committee Interlocks and Insider Participation

      None of the members of the Compensation Committee is or has been, at any time since formation, an officer or employee of the Company. No member of the Compensation Committee and none of the executive officers serves as a member of the board of directors or compensation committee or other committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

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

Page

Report of Independent Accountants on Financial Statement Schedule	35

Schedule II — Valuation and Qualifying Accounts	35

(3)	Exhibits.

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3(4)	Certificate of Designation of Series B Convertible Preferred Stock
3.4(1)	Bylaws of the Registrant (Exhibit 3.4)
4.1(1)	Specimen Stock Certificate
4.2(1)	Amended and Restated Investors’ Rights Agreement dated February 17, 1998
4.3(1)	First Amendment to Amended and Restated Investors’ Rights Agreement dated February 17, 1998
4.4(2)	Rights Agreement dated November 15, 2000, between the Registrant and Computer Share Trust Company, Inc.
4.5(2)	Form of Rights Certificate
4.6(4)	Form of Warrant to Purchase Common Stock of Vixel Corporation.
4.7(4)	Registration Rights Agreement dated as of February 14, 2003, by and between Vixel Corporation and the investors signatory thereto.
10.1(1)	Form of Indemnity Agreement to be entered into by the Registrant and each of its directors and executive officers*
10.2(1)	Amended and Restated 1995 Stock Option Plan and forms of agreements thereunder
10.3(1)	Turnkey Manufacturing Agreement with Suntron Corp., as successor to K*Tec Electronics Corporation, dated May 5, 1997 (Exhibit 10.7)
10.4(1)	Employment Agreement between Registrant and Stuart B. Berman dated February 17, 1998 (Exhibit 10.9)*

Exhibit
Number	Description

10.5(1)	Employment Agreement between Registrant and James McCluney dated April 26, 1999 (Exhibit 10.12)*
10.6(1)	Restricted Stock Purchase Agreement between Registrant and Kurtis L. Adams dated May 20, 1999 (Exhibit 10.15)
10.7(1)	Full Recourse Promissory Note between Registrant and Stuart B. Berman dated April 16, 1999 (Exhibit 10.16)
10.8(1)	Form of Full Recourse Promissory Note between Registrant and its executive officers (Exhibit 10.17)
10.9(1)	Form of Full Recourse Promissory Note between Registrant and its directors (Exhibit 10.18)
10.10(1)	Lease Agreement between Registrant and Sun Life Assurance Company of Canada (U.S.) dated December 5, 1996, as amended January 22, 1997 (Exhibit 10.19)
10.11(5)	Second Amendment to Lease Agreement between Registrant and Sun Life Assurance Company of Canada (U.S.) dated November 28, 2001.
10.12+	Sublease Agreement between Registrant and Inter-Tel Technologies, Inc., dated October 7, 2002 (Exhibit 10.20)
10.13(1)	Vixel Corporation 1999 Employee Stock Purchase Plan and forms of agreements thereunder (Exhibit 10.22)*
10.14(1)	Vixel Corporation 1999 Equity Incentive Plan, as amended*
10.15(1)	Form of Stock Pledge Agreement between the Registrant and its directors (Exhibit 10.24)
10.16(3)	Vixel Corporation 2000 Non-officer Equity Incentive Plan and forms of agreements thereunder (Exhibit 99.1)*
10.17(4)	Series B Convertible Preferred Stock and Warrant Purchase Agreement between the Registrant and the Investors signatory thereto, dated as of February 18, 2003.
10.18(6)†	Asset Purchase Agreement between Registrant and Fujitsu Technology Corporation, dated April 4, 2002.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

+	Previously filed.

(1)	Incorporated by reference to designated exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-81347), declared effective on September 30, 1999.

(2)	Incorporated by reference to Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.

(3)	Incorporated by reference to designated exhibits to Company’s Registration Statement on Form S-8 (File No. 333-39000) filed June 9, 2000.

(4)	Incorporated by reference to Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2003.

(5)	Incorporated by reference to Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

(6)	Incorporated by reference to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2002.

†	Confidential treatment granted as to certain portions of this agreement.

*	Management compensatory plans and arrangements required to be filed as exhibits to this report.

(b)	Reports on Form 8-K.

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, King County, State of Washington, on this 1st day of July, 2003.

VIXEL CORPORATION

By:	/s/ KURTIS L. ADAMS

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

VIXEL CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Notes
	Common Stock		Additional		Receivable
			Paid-in	Stock-Based	from
	Shares	Amount	Capital	Compensation	Stockholders

	(In thousands, except share amounts)

Balance, January 2, 2000	23,213,588	$35	$155,070	$(5,525)	$(5,246)

Stock options exercised	411,104	1	680

ESPP shares issued	213,550	—	1,121

Common stock warrants exercised	6,799	—	10

Amortization of stock-based compensation				2,892

Other			(494)	473	124

Net loss

Balance, December 31, 2000	23,845,041	36	156,387	(2,160)	(5,122)

Stock options exercised	130,658	—	58

ESPP shares issued	296,531	—	484

Purchase of treasury stock

Amortization of stock-based compensation				1,381

Proceeds from stockholders notes receivable					1,377

Option grants to non-employees			7

Other			(14)	14	—

Net loss

Balance, December 30, 2001	24,272,230	36	156,922	(765)	(3,745)

Stock options exercised	163,422	—	141

ESPP shares issued	255,130	1	361

Stock issued to an officer	425,000	1	535

Purchase of treasury stock

Amortization of stock-based compensation				601

Reversal of stock- based compensation for terminated employees			(47)	47

Option grants to non-employees			13

Net loss

Balance, December 29, 2002	25,115,782	$38	$157,925	$(117)	$(3,745)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Treasury Stock			Total
			Accumulated	Stockholders’
	Shares	Amount	Deficit	Equity

	(In thousands, except share amounts)

Balance, January 2, 2000	66,666	$(50)	$(78,589)	$65,695

Stock options exercised				681

ESPP shares issued				1,121

Common stock warrants exercised				10

Amortization of stock-based compensation				2,892

Other				103

Net loss			(23,557)	23,557)

Balance, December 31, 2000	66,666	(50)	(102,146)	46,945

Stock options exercised				58

ESPP shares issued				484

Purchase of treasury stock	221,900	(298)		(298)

Amortization of stock-based compensation				1,381

Proceeds from stockholders notes receivable				1,377

Option grants to non-employees				7

Other				—

Net loss			(21,928)	(21,928)

Balance, December 30, 2001	288,566	(348)	(124,074)	28,026

Stock options exercised				141

ESPP shares issued				362

Stock issued to an officer				536

Purchase of treasury stock	247,700	(483)		(483)

Amortization of stock-based compensation				601

Reversal of stock- based compensation for terminated employees				—

Option grants to non-employees				13

Net loss			(9,688)	(9,688)

Balance, December 29, 2002	$536,266	$(831)	$(133,762)	$19,508

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

      Product is delivered to a customer when shipped or the customer takes possession of the product. Our products ship freight on board — shipping point via customer provided transport carrier. Under circumstances in which we maintain product inventories at third party facilities where a customer may take delivery on a just-in-time basis, delivery occurs and legal title to the product transfers to the customer, when the customer takes physical possession of the inventory. Once a product is shipped or removed from a just-in-time inventory facility, the product may not be returned for credit or refund.

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

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      We offer our products for sale primarily in the United States, Europe and Asia. Product sales to customer locations outside the United States generated 21%, 31%, and 39% of total revenue during the fiscal years ended December 31, 2000, December 30, 2001 and December 29, 2002, respectively. All sales are denominated in United States dollars.

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

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Legal Costs

      From time to time, we are subject to various legal proceedings and claims in the ordinary course of business. Costs incurred relating to such proceedings and claims are expensed in the period in which they are incurred.

Software Development Costs

      In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” we have capitalized eligible computer software development costs upon the establishment of technological feasibility, which is defined as completion of designing, coding, and testing activities. For the years ended December 31, 2000 and December 29, 2002, the amount of costs eligible for capitalization, after consideration of factors such as realizable value, were not material and, accordingly, all software development costs were charged to research and development expense. During the year ended December 30, 2001, we capitalized $106,000 in eligible software development costs. In conjunction with sale of our SAN InSite assets during 2002, the remaining net book value of the capitalized software development cost was included in the basis of the assets sold.

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

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

6.	Goodwill and Other Intangibles

      Goodwill and other intangibles consist of the following (in thousands):

	December 30,	December 29,
	2001	2002

Goodwill	$3,555	$3,555

Core technology	2,183	2,183

Software development costs	106	—

	5,844	5,738

Less accumulated amortization:

Goodwill	(3,186)	(3,186)

Core technology	(1,692)	(2,129)

Software development costs	(18)	—

	(4,896)	(5,315)

	$948	$423

      Goodwill, until the adoption of SFAS 142, and other intangible assets are amortized over their estimated useful lives of 5 years.

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

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Legal Proceedings

      On November 15, 2001, a securities class action was filed in the United States District Court in the Southern District of New York against two of our officers and directors and certain underwriters who participated in our initial public offering in late 1999. The complaint alleges violations under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and seeks unspecified damages on behalf of persons who purchased our stock during the period October 1, 1999 through December 6, 2000. Subsequent to the filing, the Court issued a summary judgment releasing our officers and directors from the action. We intend to defend ourselves vigorously in this matter, however due to uncertainty surrounding the final resolution of the matter we cannot reasonably estimate our potential exposure, if any.

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

VIXEL CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      The following summarizes selected financial information for each of the two years in the period ended December 29, 2002 (in thousands, except per share amounts):

	Q1	Q2	Q3	Q4

2002

Total revenue	$4,720	$4,810	$5,014	$6,062

Gross profit	2,118	2,308	2,471	2,994

Net loss	(4,337)	(215)	(2,649)	(2,487)

Basic and diluted net loss per share	$(0.18)	$(0.01)	$(0.11)	$(0.10)

2001

Total revenue	$6,054	$6,491	$4,607	$4,651

Gross profit	2,215	2,494	1,168	1,857

Net loss	(6,790)	(5,144)	(5,598)	(4,396)

Basic and diluted net loss per share	$(0.29)	$(0.22)	$(0.24)	$(0.19)

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)
3	.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3	.3(4)	Certificate of Designation of Series B Convertible Preferred Stock
3	.4(1)	Bylaws of the Registrant (Exhibit 3.4)
4	.1(1)	Specimen Stock Certificate
4	.2(1)	Amended and Restated Investors’ Rights Agreement dated February 17, 1998
4	.3(1)	First Amendment to Amended and Restated Investors’ Rights Agreement dated February 17, 1998
4	.4(2)	Rights Agreement dated November 15, 2000, between the Registrant and Computer Share Trust Company, Inc.
4	.5(2)	Form of Rights Certificate
4	.6(4)	Form of Warrant to Purchase Common Stock of Vixel Corporation.
4	.7(4)	Registration Rights Agreement dated as of February 14, 2003, by and between Vixel Corporation and the investors signatory thereto.
10	.1(1)	Form of Indemnity Agreement to be entered into by the Registrant and each of its directors and executive officers*
10	.2(1)	Amended and Restated 1995 Stock Option Plan and forms of agreements thereunder
10	.3(1)	Turnkey Manufacturing Agreement with Suntron Corp., as successor to K*Tec Electronics Corporation, dated May 5, 1997 (Exhibit 10.7)
10	.4(1)	Employment Agreement between Registrant and Stuart B. Berman dated February 17, 1998 (Exhibit 10.9)*
10	.5(1)	Employment Agreement between Registrant and James McCluney dated April 26, 1999 (Exhibit 10.12)*
10	.6(1)	Restricted Stock Purchase Agreement between Registrant and Kurtis L. Adams dated May 20, 1999 (Exhibit 10.15)
10	.7(1)	Full Recourse Promissory Note between Registrant and Stuart B. Berman dated April 16, 1999 (Exhibit 10.16)
10	.8(1)	Form of Full Recourse Promissory Note between Registrant and its executive officers (Exhibit 10.17)
10	.9(1)	Form of Full Recourse Promissory Note between Registrant and its directors (Exhibit 10.18)
10	.10(1)	Lease Agreement between Registrant and Sun Life Assurance Company of Canada (U.S.) dated December 5, 1996, as amended January 22, 1997 (Exhibit 10.19)
10	.11(5)	Second Amendment to Lease Agreement between Registrant and Sun Life Assurance Company of Canada (U.S.) dated November 28, 2001.
10	.12+	Sublease Agreement between Registrant and Inter-Tel Technologies, Inc., dated October 7, 2002 (Exhibit 10.20)
10	.13(1)	Vixel Corporation 1999 Employee Stock Purchase Plan and forms of agreements thereunder (Exhibit 10.22)*
10	.14(1)	Vixel Corporation 1999 Equity Incentive Plan, as amended*
10	.15(1)	Form of Stock Pledge Agreement between the Registrant and its directors (Exhibit 10.24)
10	.16(3)	Vixel Corporation 2000 Non-officer Equity Incentive Plan and forms of agreements thereunder (Exhibit 99.1)*
10	.17(4)	Series B Convertible Preferred Stock and Warrant Purchase Agreement between the Registrant and the Investors signatory thereto, dated as of February 18, 2003.
10	.18(6)†	Asset Purchase Agreement between Registrant and Fujitsu Technology Corporation, dated April 4, 2002.

Exhibit
Number	Description

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

+ Previously filed.

(1)	Incorporated by reference to designated exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-81347), declared effective on September 30, 1999.

(2)	Incorporated by reference to Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.

(3)	Incorporated by reference to designated exhibits to Company’s Registration Statement on Form S-8 (File No. 333-39000) filed June 9, 2000.

(4)	Incorporated by reference to Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2003.

(5)	Incorporated by reference to Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

(6)	Incorporated by reference to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2002.

†	Confidential treatment granted as to certain portions of this agreement.

CERTIFICATION

I, James M. McCluney, certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of Vixel Corporation;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period during which this Annual Report is being prepared;

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

/s/ JAMES M. MCCLUNEY

James M. McCluney
Chief Executive Officer and President
(Principal Executive Officer)

July 1, 2003

CERTIFICATION

I, Kurtis L. Adams, certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of Vixel Corporation;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period during which this Annual Report is being prepared;

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

July 1, 2003