Form 10-Q
period 2003-06-29
VIXEL CORP
filed 2003-08-13
CIK 1087955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark
One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-27221

VIXEL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1176506 (I.R.S. Employer Identification No.)

11911 North Creek Parkway South
Bothell, Washington 98011
(425) 806-5509

(Address, including zip code, of Registrant’s principal executive offices and telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The number of shares outstanding of the Registrant’s common stock, $.0015 par value, as of August 11, 2003 was 24,292,445.

VIXEL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIXEL CORPORATION
CONDENSED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	June 29,	December 29,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$11,889	$4,347
Investments	9,577	12,054
Accounts receivable, net of allowance for doubtful accounts of $197 and $186, respectively	3,779	2,782
Inventories	1,446	1,503
Note receivable	—	2,500
Prepaid expenses and other current assets	1,001	1,488

Total current assets	27,692	24,674
Property and equipment, net	2,358	2,243
Goodwill and other intangibles, net	369	423
Other assets	142	145

Total assets	$30,561	$27,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of capital leases	$46	$178
Accounts payable	2,927	2,900
Accrued liabilities	3,419	3,507
Deferred revenue	233	735
Accrued restructuring costs, current portion	291	307

Total current liabilities	6,916	7,627
Capital leases, net of current portion	23	44
Accrued restructuring costs, net of current portion	177	306

Total liabilities	7,116	7,977

Commitments and contingencies
Series B convertible preferred stock, $0.001 par value, 4,400,000 shares designated, 3,809,524 and no shares issued and outstanding at June 29, 2003 and December 29, 2002, respectively	3,742	—
Stockholders’ equity
Common stock, $0.0015 par value; 60,000,000 shares authorized; 25,400,024 and 25,115,782 shares issued and 23,504,598 and 24,579,516 shares outstanding at June 29, 2003 and December 29, 2002, respectively	38	38
Additional paid-in capital	163,053	157,925
Stock-based compensation	—	(117)
Notes receivable from stockholders	—	(3,745)
Treasury stock, at cost; 1,895,426 and 536,266 shares at June 29, 2003 and December 29, 2002, respectively	(4,188)	(831)
Accumulated deficit	(139,200)	(133,762)

Total stockholders’ equity	19,703	19,508

Total liabilities, preferred stock, and stockholders’ equity	$30,561	$27,485

The accompanying notes are an integral part of these condensed financial statements.

VIXEL CORPORATION
CONDENSED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three-month Period Ended		Six-month Period Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Revenue	$6,073	$4,810	$11,579	$9,530
Cost of revenue (1)	3,092	2,502	5,875	5,104

Gross profit	2,981	2,308	5,704	4,426

Operating expenses:
Research and development (2)	2,916	2,389	5,466	5,969
Selling, general and administrative (3)	2,774	2,788	5,679	5,445
Amortization of intangible assets	—	109	54	218
Amortization of stock-based compensation	—	118	115	393

	5,690	5,404	11,314	12,025
Restructuring costs and adjustments	—	1,775	—	1,775
Gain on sale of assets, net	(14)	(4,479)	(9)	(4,454)

Total operating expenses	5,676	2,700	11,305	9,346

Loss from operations	(2,695)	(392)	(5,601)	(4,920)
Other income, net	68	177	163	368

Net loss	$(2,627)	$(215)	$(5,438)	$(4,552)

Net loss applicable to common stockholders	$(2,844)	$(215)	$(5,784)	$(4,552)

Basic and diluted net loss per share	$(0.12)	$(0.01)	$(0.25)	$(0.19)

Weighted-average shares outstanding	23,388	23,957	23,535	23,845

(1)	Includes amortization of stock-based compensation of $0 and $2 for the three-month periods ended June 29, 2003 and June 30, 2002, respectively, and $2 and $6 for the six-month periods ended June 29, 2003 and June 30, 2002, respectively.

(2)	Excludes amortization of stock-based compensation of $0 and $2 for the three-month periods ended June 29, 2003 and June 30, 2002, respectively, and $1 and $8 for the six-month periods ended June 29, 2003 and June 30, 2002, respectively.

(3)	Excludes amortization of stock-based compensation of $0 and $116 for the three-month periods ended June 29, 2003 and June 30, 2002, respectively, and $114 and $385 for the six-month periods ended June 29, 2003 and June 30, 2002, respectively.

The accompanying notes are an integral part of these condensed financial statements.

VIXEL CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six-month Period Ended

	June 29,	June 30,
	2003	2002

Cash flows from operating activities
Net loss	$(5,438)	$(4,552)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,050	1,526
Amortization of other intangibles	54	227
Stock-based compensation	681	399
Non-cash restructuring costs	—	400
Gain on disposal of assets, net	(9)	(4,454)
Provisions for doubtful accounts, inventory obsolescence, and warranty	548	(276)
Changes in:
Accounts receivable	(1,174)	(259)
Inventories	(249)	1,431
Prepaid expenses and other assets	535	511
Accounts payable and accrued liabilities	(171)	(2,149)
Deferred revenue	(502)	(452)
Accrued restructuring costs	(145)	943

Net cash used in operating activities	(4,820)	(6,705)

Cash flows from investing activities
Purchase of short-term investments	(7,537)	(8,053)
Maturities of investments	10,014	15,815
Collection of note receivable	2,500	—
Purchases of property and equipment	(1,178)	(388)
Proceeds from sales of assets	22	2,500

Net cash provided by investing activities	3,821	9,874

Cash flows from financing activities
Proceeds from the sale of Series B Convertible Preferred Stock and common stock warrants, net of offering costs	7,750	—
Receipts of payments on stockholder notes receivable	388	—
Proceeds from issuance of short-term debt	—	319
Principal payments on debt and capital lease obligations	(153)	(1,247)
Proceeds from ESPP stock purchase	233	198
Proceeds from exercise of stock options	323	316

Net cash provided by (used in) financing activities	8,541	(414)

Net increase in cash and cash equivalents	7,542	2,755
Cash and cash equivalents, beginning of period	4,347	5,036

Cash and cash equivalents, end of period	$11,889	$7,791

Cash paid for interest	$6	$46
Use of prepaid expense to acquire property and equipment	$—	$100
Sale of SAN InSite assets in exchange for note receivable	$—	$2,500
Treasury stock acquired in satisfaction of officer notes receivable	$3,357	$—
Accretion of Series B Convertible Preferred Stock deemed dividend	$346	$—
Portion of Series B Convertible Preferred Stock allocated to common stock warrants	$1,108	$—
Deemed dividend for beneficial conversion feature on Series B Convertible Preferred Stock	$3,246	$—

The accompanying notes are an integral part of these condensed financial statements.

VIXEL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed financial statements as of June 29, 2003 and for the three- and six-month periods ended June 29, 2003 and June 30, 2002 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations and cash flows for the interim periods are not necessarily indicative of future financial results. You should read these interim financial statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 29, 2002.

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

     Certain prior year amounts have been reclassified to conform to current period presentation. Reclassifications have not impacted our financial position, net loss or cash flows of the prior periods.

NOTE 2. NET LOSS PER SHARE

     Basic and diluted net loss per share represents the net loss applicable to common stockholders divided by the weighted-average number of common shares outstanding during the period presented. We have excluded outstanding convertible preferred stock, options to purchase common stock, stock subject to repurchase rights, and warrants to purchase common stock, as these securities are antidilutive for all periods presented.

     The following table sets forth the adjustments to net income resulting in net loss applicable to common stockholders (in thousands):

	Three-month Period Ended		Six-month Period Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net loss	$(2,627)	$(215)	$(5,438)	$(4,552)
Periodic accretion of the Series B Convertible Preferred Stock to the mandatory redemption amount	(217)	—	(346)	—

Net loss applicable to common stockholders	$(2,844)	$(215)	$(5,784)	$(4,552)

     The following table sets forth the antidiliutive securities excluded from the diluted net loss per share calculation for the three- and six-month periods ended June 29, 2003 and June 30, 2002 (in thousands of shares):

	June 29,	June 30,
	2003	2002

Convertible preferred stock	3,809	—
Options to purchase common stock	7,234	5,750
Warrants to purchase common stock	1,277	284
Common stock subject to repurchase	—	208

Total	12,320	6,242

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

     Had we determined compensation expense based on the fair value of the option at the grant date for all stock options issued to employees and for shares issued to employees at a discount pursuant to the Employee Stock Purchase Plan, our net loss applicable to common stockholders and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three-month Period Ended		Six-month Period Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net loss applicable to common stockholders as reported	$(2,844)	$(215)	$(5,784)	$(4,552)
Employee stock based compensation included in net loss as reported	—	120	117	399
Stock based compensation pursuant to fair value accounting	(1,450)	(1,606)	(3,318)	(3,055)

Pro forma net loss applicable to common stockholders	$(4,294)	$(1,701)	$(8,985)	$(7,208)

Basic and diluted net loss per share	$(0.12)	$(0.01)	$(0.25)	$(0.19)
Pro forma net loss per share	$(0.18)	$(0.07)	$(0.38)	$(0.30)

     The stock based compensation pursuant to fair value accounting information presented has been determined as if we had accounted for our stock options issued to employees under the fair value method for all periods presented. The fair value of each option granted is estimated at the date of grant using the following weighted-average assumptions:

	June 29, 2003	June 30, 2002

Expected term	5 years	5 years
Risk-free interest rate	2.52%	2.79%
Dividend yield	0%	0%
Volatility	100%	100%

NOTE 4. INVENTORIES

     Inventories consist of the following:

	June 29,	December 29,
	2003	2002

Raw materials	$2,879	$3,244
Finished goods	1,562	1,843
Less: write-down to expected realizable value	(2,995)	(3,584)

	$1,446	$1,503

NOTE 5. WARRANTY

     We offer product warranties of one to five years. Warranty coverages provide for the repair or replacement of defective products, at our option. Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized and reported on the balance sheet as a component of accrued liabilities. These estimates are based on historical warranty experience and other relevant information of which we are aware. Costs associated with warranty coverage may include replacement product, parts, labor and other costs. The following table sets forth the amount of warranty accrued, expensed and utilized or adjusted during the six-month period ended June 29, 2003.

Amounts
	Balance at	Charged to
	Beginning	Costs and		Balance at End
	of Period	Expenses	(Deductions)	of Period

Accrued warranty costs
Six-month period ended June 29, 2003	$1,749	$323	$(739)	$1,333

NOTE 6. SERIES B CONVERTIBLE PREFERRED STOCK

     During February 2003 we completed an $8.0 million private placement of 3,809,524 shares of our newly designated Series B Convertible Preferred Stock at $2.10 per share. In addition, the purchasers of the Series B Convertible Preferred Stock received warrants to purchase 1,142,856 shares of common stock with a strike price of $2.63 per share and a 5 year term.

     Each share of Series B Convertible Preferred Stock is currently convertible into one share of common stock, subject to adjustment for certain dilutive events. Except as limited by law or the Certificate of Designation for the Series B Convertible Preferred Stock, the holders of Series B Convertible Preferred Stock are entitled to vote with holders of common stock at a rate of 0.8936 vote per share until holders’ shares are converted into shares of common stock. Shares of Series B Convertible Preferred Stock are convertible by the holder at any time. However, the Series B Convertible Preferred Stock automatically converts into common stock, if, at anytime after three years from the original issue date, the common stock has been traded with a volume weighted average price in excess of $7.00 per share for twenty of the previous thirty trading days with a minimum average trading volume of 200,000 shares per day. In addition, holders of Series B Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 6% per annum, payable on a quarterly basis on May 15, August 15, November 15 and February 15 of each year. Dividends on the preferred stock will be paid in shares of Series B Convertible Preferred Stock during the first year after closing and then, at our discretion, in either shares of Series B Convertible Preferred Stock or cash.

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

     On or after the date occurring seven years from the original issue date, the holders of a majority of the then outstanding shares of Series B Convertible Preferred Stock may require us to redeem the outstanding shares of Series B Preferred Stock at the original issuance price of $2.10 per share plus any accrued but unpaid dividends. As a result of the holders’ right to demand redemption, the Series B Convertible Preferred Stock has been classified outside of stockholders’ equity on the balance sheet on the mezzanine between total liabilities and stockholders’ equity.

     We received approximately $7.8 million, net of issuance costs, from the sale and issuance of our Series B Convertible Preferred Stock and warrants to purchase common stock. We allocated $6.7 million of the net proceeds to the Series B Convertible Preferred Stock and $1.1 million to the warrants based on their relative fair values on the date of issuance pursuant to Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value used to allocate net proceeds to the Series B Convertible Preferred Stock was based upon a valuation that considered, among other things, the closing price of the common stock on the date of closing, the impact of the preferred stock on market capitalization on an as converted basis, dividend rights, liquidation preferences and redemption rights. The fair value used to allocate the net proceeds to the warrants to purchase common stock was based on a Black Scholes valuation model and the following assumptions: exercise price $2.63; no dividends; term of 5 years; risk free interest rate of 3.02%; and volatility of 107.4%.

     In accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” we separately valued the in-the-money conversion feature embedded in the Series B Convertible Preferred Stock and allocated $3.2 million of the proceeds allocated to the preferred stock to this embedded beneficial conversion. The allocation further reduced the carrying value of the Series B preferred stock and increased additional paid-in capital by a corresponding amount. The beneficial conversion feature will be amortized as a deemed dividend with a corresponding increase in the carrying value of the Series B Convertible Preferred Stock over the period to stated redemption as described in EITF 00-27. In light of our retained deficit, the deemed dividend is currently recorded to additional paid in capital. The following table sets forth the calculation used in determining the amount of the beneficial conversion feature (in thousands, except per share amounts):

Gross proceeds allocated to the Series B Convertible Preferred Stock based on relative fair value (prior to the allocation of issuance costs)	$6,856
Shares of common stock into which the Series B Convertible Preferred Stock is convertible	3,810

Effective conversion price per common share	$1.7996
Weighted average closing price of common stock on transaction dates	$2.6517

Intrinsic spread representing the value of beneficial conversion feature per share	$0.8521
Shares of common stock into which the Series B Convertible Preferred Stock is convertible	3,810

Aggregate value of the beneficial conversion feature	$3,246

     The aggregate of $1.1 million of proceeds allocated to the common stock warrants issued in conjunction with the offering, the $3.2 million value assigned to the embedded beneficial conversion and the $0.2 million of allocated transaction costs, was recorded as additional paid in capital resulting in an initial net carrying amount of the Series B Convertible Preferred Stock of $3.5 million. The $3.5 million carrying amount reflects a discount of $4.5 million from the $8.0 million to be paid to holders of the Series B Convertible Preferred Stock upon mandatory redemption that may occur anytime after February 14, 2010. This $4.5 million discount from the $8.0 million redemption amount plus any accrued but unpaid dividends which increase the redemption amount will be accreted on an effective yield method, up to the earlier of the stated redemption date or conversion of the preferred shares into common. In the event that the preferred stock is converted into common stock prior to the stated redemption date, any unaccreted beneficial conversion amounts will be recorded immediately as a lump-sum deemed dividend and reflected in net loss applicable to common stockholders.

     During July 2003, we registered, on behalf of certain stockholders, 1,229,800 shares of common stock underlying the conversion of 946,000 of the 3,809,524 shares of Series B Convertible Preferred Stock issued and 283,800 of the 1,142,856 shares of common stock that may be issued upon the exercise of warrants. During August 2003, the stockholders for whom the shares of common stock where registered commenced the conversion of their shares of preferred stock into shares of our common stock. As previously noted, the conversion of the preferred stock into common stock prior to the stated redemption date results in the immediate accretion of the remaining beneficial conversion amounts for the shares converted. As of August 12, 2003 certificates representing 874,000 shares of Series B Convertible Preferred Stock have been surrendered for conversion into an equal number of shares of our common stock. Upon conversion, approximately $1.0 million of the remaining beneficial conversion amounts relating to those shares were recorded as a deemed dividend to additional paid in capital and will be reflected in net loss applicable to common stockholders for the three-month period ending September 28, 2003. Should the stockholders for whom the shares where registered convert the remaining 72,000 shares of preferred stock during our third fiscal quarter, we would recognize approximately $100,000 of additional unaccreted beneficial conversion as a deemed dividend during the three-month period ending September 28, 2003.

NOTE 7. NOTES RECEIVABLE FROM STOCKHOLDERS

     During January 2003, we repurchased 1,359,160 shares of common stock at $2.47 per share from two of our officers in a non-cash transaction and collected cash of approximately $236,000 from the officers in full satisfaction of the principal and unpaid interest balances of the officers’ notes totaling $3.6 million. Of the 1,359,160 shares repurchased by the company, 300,592 shares were granted to an officer within six months of the repurchase. In accordance with the provisions of EITF 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44” the repurchase of the 300,592 shares resulted in a non-cash compensation charge to earnings during the first quarter of 2003 of $364,000.

     As of June 29, 2003, all notes receivable from stockholders had been settled in full.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

     During June 2001, the FASB issued Statement of Financial Accounting Standard No. 143 “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (SFAS 143). The provisions of FAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Under SFAS 143, a liability for an asset retirement obligation (i.e. liability) is recognized at fair value during the period in which it is incurred. The offset to the liability is capitalized as a component of the carrying amount of the asset bringing rise to the future retirement obligation. We adopted SFAS 143 effective December 30, 2002, the beginning of our 2003 fiscal year. Our adoption of SFAS 143 did not impact our financial position, results of operations or cash flows for the three- or six-month periods ended June 29, 2003.

     During December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). SFAS 148 amends the guidance set forth in Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (SFAS 123) and provides guidance for companies that elect to change their accounting for employee stock based compensation to the fair value method of accounting. The statement also expands and increases the frequency of the existing disclosure requirements to require more prominent and quarterly disclosure of the effects of stock based compensation pursuant to the provisions of SFAS 123. We adopted SFAS 148 effective December 30, 2002 and have included the expanded interim disclosures in the footnotes to our condensed financial statements contained herein. Our adoption of SFAS 148 did not impact our financial position, results of operations or cash flows for the three- or six-month periods ended June 29, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed financial statements in Item 1 of this Periodic Report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 29, 2002.

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

     Our SOC incorporates our InSpeedTM technology, which is our patents pending advanced switching architecture that results in a single chip capable of handling multiple Fibre Channel devices. The InSpeed SOC can be embedded into storage enclosure devices such as redundant array of independent disks, or RAID, enclosures, tape libraries, network attached storage environments and next generation storage systems to enhance the performance and scaling of these solutions as well as improve device reliability, availability and serviceability. We are also using the InSpeed SOC in Fibre Channel switches and blades that can be embedded by OEMs in their storage solutions. This technology can also be used to offer high performance, low cost switches for entry level SANs. Revenue from InSpeed-based products represented approximately 75% of our revenue for the first six-months of fiscal 2003 and 76% of our revenue for the three-month period ended June 29, 2003.

     We derive substantially all of our revenue from the sale of Fibre Channel products, including embedded storage switch products, and SAN switches and hubs to a limited number of OEMs. During the second fiscal quarter of 2003 HP Corporation and Fujitsu Limited represented 55.7% and 10.2% of revenue, respectively, compared with the same period of 2002 during which Avid Technology and HP represented 21.1% and 19.3% of revenue respectively. During the first six-months of 2003 HP represented 54.0% of revenue for the period compared with the same period of 2002 during which HP, Avid and Xyratex Technology Ltd., a contract manufacturer for Network Appliance, Inc., represented 20.7%, 16.0% and 14.0%, respectively. No other customers represented greater than 10% of revenue during the periods noted. While we are seeking to diversify our customer base and expand the portion of our revenue that is derived from sales through various distribution channels, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of OEMs.

     We have outsourced our switch and hub box product manufacturing, fulfillment and repair operations and most of our materials management to Suntron Corporation (“Suntron”). We purchase certain components directly from suppliers and resell them to Suntron at our cost and recognize no revenue from these transactions. We also outsource the manufacturing of our SOCs to third-party manufacturers that provide these components for inclusion in our product assemblies.

Critical Accounting Policies

General

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting periods presented. Management reviews the estimates and assumptions used for financial reporting each period and has discussed the development, selection and disclosure of these estimates and assumptions with the Audit Committee of the Board of Directors. Actual results could differ materially from those estimates and future changes to such estimates or assumptions used could materially and adversely affect the financial statements. Amounts in the financial statements, which are particularly susceptible to changes in estimates in the near term, include the recoverability of goodwill, the allowance for doubtful accounts, warranty reserves and inventory valuation.

Revenue Recognition

     We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, the product has been delivered to the customer, the sales price is fixed or determinable and collectibility is reasonably assured.

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

     We defer the recognition of revenue for sales subject to price protections or stock rotation rights offered to select customers until the expiration of such protections or rights. Price protections provide customers credit for recent purchases in the event of product price reductions while stock rotation rights provide for the return of a limited portion of the customer’s prior quarter purchases in exchange for credit to be applied to future purchases. We defer the portion of sales subject to price protections or stock rotation rights based on estimated utilization of such rights. Deferred revenue, to the extent not utilized, is recognized into revenue upon the expiration of the rights.

Valuation of Long-Lived Assets Including Goodwill and Purchased Intangible Assets

     We review property and equipment and goodwill for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. Such evaluations of impairment of long-lived assets including goodwill are an integral part of, but not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in the future could lead to impairment adjustments. Those impairment adjustments could materially and adversely impact the results of operations for the period in which those adjustments are recorded.

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

	Three-month Period Ended		Six-month Period Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Revenue	100%	100%	100%	100%
Cost of revenue	51	52	51	54

Gross profit	49	48	49	46

Operating expenses Research and development	48	50	47	63
Selling, general and administrative	45	58	49	57
Amortization of intangible assets	0	2	0	2
Amortization of stock-based compensation	0	2	1	4

	93	112	97	126
Restructuring costs and adjustments	0	37	0	19
Gain on sale of assets, net	0	(93)	0	(47)

Total operating expenses	93	56	97	98

Loss from operations	(44)	(8)	(48)	(52)
Other income, net	1	4	1	4

Net loss	(43)%	(4)%	(47)%	(48)%

RESTRUCTURING

     During April 2002, we adopted and implemented a restructuring plan to reduce our cost structure and focus on our InSpeed-based product development and sales. As a result of the plan, we recorded restructuring charges of $1.7 million, net of adjustments. The restructuring plan included, among other charges, a charge of $0.9 million for the consolidation of space within our Bothell, Washington corporate headquarters and our engineering facility in Irvine, California. This charge included the costs associated with the idle facility space at these locations for the remainder of the lease terms. At December 29, 2002 the $0.6 million of accrued restructuring liability remaining was related solely to excess facilities at our Bothell, Washington location through the first quarter of fiscal 2005. During the six-month period ended June 29, 2003 the restructuring liability was reduced to $0.5 million due to lease payments made on our Bothell facility.

SALE OF ASSETS

     On April 15, 2002, we closed a transaction with Fujitsu Software Technology Corporation, d/b/a Fujitsu Softek, involving the acquisition by Fujitsu Softek of our SAN management software assets, including our SAN management software, SAN InSite™, associated intellectual property and key development team resources. Upon closing of the transaction we received $2.5 million and a note for $2.5 million, which became due and was collected with accrued interest on January 15, 2003. In addition, we have the right to receive up to an additional $5.0 million from sales of Fujitsu Softek products based on SAN InSite during the four-year period after the closing. Net of associated costs and expenses, we recorded a gain on sale from this transaction of $4.4 million during the second quarter of 2002.

THREE-MONTH PERIOD ENDED JUNE 29, 2003 COMPARED WITH THE THREE-MONTH PERIOD ENDED JUNE 30, 2002

     Revenue. Revenue during the three-month periods ended June 29, 2003 and June 30, 2002 was derived from our InSpeed, hub and switch products. Revenue increased 27% to $6.1 million from $4.8 million for the three-month periods ended June 29, 2003 and June 30, 2002, respectively. This $1.3 million increase was due to a $4.1 million increase in revenue from our InSpeed family of products offset by declines in our hub and non-InSpeed switch products. InSpeed products represented 76% of revenue for the three-month period ended June 29, 2003 compared with 10% for the three-month period ended June 30, 2002. Revenue generated by our non-InSpeed products declined an aggregate of 65% to $1.5 million from $4.3 million for the three-month periods ended June 29, 2003 and June 30, 2002, respectively.

     Cost of revenue. Cost of revenue includes the cost to acquire finished products from a third party manufacturer of our products, expenses we incur related to inventory management, product quality testing, customer order fulfillment, and provisions for warranty expenses and inventory obsolescence. Cost of revenue increased 24% to $3.1 million from $2.5 million for the three-month periods ended June 29, 2003 and June 30, 2002, respectively. This $0.6 million increase was due primarily to the 27% increase in revenue partially offset by improved margins. Margins on sales increased to 49.1% of revenue in the current period compared with 48.0% during the same period in the prior year. The improvement in margins is due to higher-margin InSpeed products comprising a larger percentage of total revenue during the three-month periods ended June 29, 2003 compared with the three-month period ended June 30, 2002.

     Research and development expenses. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and sustaining engineering of our products, consulting and outside service fees, costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses increased 22% to $2.9 million from $2.4 million for the three-month periods ended June 29, 2003 and June 30, 2002, respectively. This increase is primarily due to a $0.2 million increase in non-recurring engineering costs for new products and a $0.2 million increase in compensation related costs. The increase in compensation costs reflects increased staffing and use of temporary contract personnel.

     We believe that continued investment in research and development is an essential element of our strategic objectives to design quality products while reducing costs. We expect research and development expenses to continue to represent a significant portion of our overall operating expenses during the remainder of 2003 as a result of expenses incurred in the development of enhancements to existing products and development of future product offerings.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, finance and information technology support functions, as well as professional fees, allowance for doubtful accounts receivable, and expenses related to various marketing activities. Selling, general and administrative expenses was consistent year over year at $2.8 million for the three-month periods ended June 29, 2003 and June 30, 2002. The year over year consistency in the net expense reflects a $0.5 million increase in compensation, primarily due to the accounting treatment of officer and director stock based compensation. These increased costs were offset by a $0.2 million decrease in provision for doubtful accounts due to reduced credit exposures and collections, $0.1 million in reduced professional fees and a $0.1 million reduction in depreciation expense. As a percentage of revenue, selling, general and administrative expenses decreased to 45% from 58% for the three-month periods ended June 29, 2003 and June 30, 2002, respectively, due to increased revenues for the respective periods.

     Amortization of intangible assets. No amortization of intangible assets was recorded for the three-month period ended June 29, 2003 as all intangible assets became fully amortized during previous periods. This compares to amortization of $0.1 million recorded during the three-month period ended June 30, 2002. Goodwill is not amortized, but is subject to periodic impairment testing. No impairment of goodwill was noted during the periods presented.

     Amortization of stock-based compensation. No amortization of stock based compensation was recorded for the three-month period ended June 29, 2003 as all deferred stock compensation had been fully amortized during previous periods. This compares to amortization of $0.1 million recorded during the three-month period ended June 30, 2002.

SIX-MONTH PERIOD ENDED JUNE 29, 2003 COMPARED WITH THE SIX-MONTH PERIOD ENDED JUNE 30, 2002

     Revenue. Revenue during the six-month periods ended June 29, 2003 and June 30, 2002 was derived from our InSpeed, hub and switch products. Revenue increased 22% to $11.6 million from $9.5 million for the six-month periods ended June 29, 2003 and June 30, 2002, respectively. This $2.1 million increase was due to a $6.6 million increase in revenue from our InSpeed family of products offset by declines in our hub and non-InSpeed switch products. InSpeed products represented 75% of revenue for the six-month period ended June 29, 2003 compared with 22% for the six-month period ended June 30, 2002. Revenue generated by our non-InSpeed products declined an aggregate of 61% to $2.9 million from $7.4 million for the six-month periods ended June 29, 2003 and June 30, 2002, respectively.

     Cost of revenue. Cost of revenue includes the cost to acquire finished products from a third party manufacturer of our products, expenses we incur related to inventory management, product quality testing, customer order fulfillment, and provisions for warranty expenses and inventory obsolescence. Cost of revenue increased 15% to $5.9 million from $5.1 million for the six-month periods ended June 29, 2003 and June 30, 2002, respectively. This $0.8 million increase was due primarily to the 22% increase in revenue partially offset by improved margins. Margins on sales increased to 49.3% of revenue in the current period compared with 46.4% during the same period in the prior year. The improvement in margins is due to higher-margin InSpeed products comprising a larger percentage of total revenue during the six-month period ended June 29, 2003 compared with the six-month period ended June 30, 2002.

     Research and development expenses. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and sustaining engineering of our products, consulting and outside service fees, costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses decreased 8% to $5.5 million from $6.0 million for the six-month periods ended June 29, 2003 and June 30, 2002, respectively. This $0.5 million decrease is primarily due to a $0.7 million decrease in compensation related costs due to the reduction of research and development personnel as a result of the sale of our SAN management software assets combined with implementation of our restructuring plan, both of which occurred during the second quarter of 2002. The decrease in compensation costs was partially offset by a $0.3 million increase in non-recurring engineering costs.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, finance and information technology support functions, as well as professional fees, allowance for doubtful accounts receivable, and expenses related to various marketing activities. Selling, general and administrative expenses increased 4% to $5.7 million from $5.4 million for the six-month periods ended June 29, 2003 and June 30, 2002, respectively. This $0.3 million increase was primarily due to a $0.7 million increase in compensation, primarily due to the accounting treatment of officer and director stock based compensation offset by a $0.2 million decrease in professional fees, $0.1 million decrease in provision for bad debts, and a $0.1 million decrease in relocation and recruiting costs. As a percentage of revenue, selling, general and administrative expenses decreased to 49% from 57% for the six-month periods ended June 29, 2003 and June 30, 2002, respectively, due to increased revenues for the respective periods.

     Amortization of intangible assets. Amortization of intangible assets recorded for the six-month period ended June 29, 2003 was negligible compared to $0.2 million recorded during the six-month period ended June 30, 2002. This decrease is due to all intangibles becoming fully amortized during 2003. Goodwill is not amortized, but is subject to periodic impairment testing. No impairment of goodwill was noted during the periods presented.

     Amortization of stock-based compensation. Amortization of stock based compensation decreased 71% to $0.1 million from $0.4 million for the six-month periods ended June 29, 2003 and June 30, 2002, respectively. During 2003 all remaining deferred stock compensation was fully amortized.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the sale of common and preferred stock with aggregate proceeds of approximately $123.7 million, including $8.0 million received during February 2003 upon closing our Series B Convertible Preferred Stock financing. Additionally, we have financed our operations through capital equipment lease lines, working capital credit facilities, notes payable, $6.9 million in net cash received from the sale of our laser diode fabrication facility and gigabit Ethernet product line and $4.7 million in net cash received from the sale of our SAN management software assets. Our principal sources of liquidity at June 29, 2003 consisted of $11.9 million in cash and cash equivalents and $9.6 million in liquid investments.

     Cash utilized by operating activities was $4.8 million for the six-month period ended June 29, 2003, and was due primarily to our operating loss, net of non-cash expenses. Cash provided by investing activities was $3.8 million and resulted from maturities of short-term investments of $10.0 million, proceeds from the collection of a $2.5 million note receivable received in conjunction with the sale of our SAN management software assets, offset by $7.5 million of purchases of short-term investments and capital expenditures of $1.2 million. Cash provided by financing activities reflects the $7.8 million raised in conjunction with our sale of Series B Convertible Preferred Stock combined with $0.9 million provided by stockholder note collections, employee stock purchase plan stock sales and the exercises of employee stock options.

     As of June 29, 2003, we had an accumulated deficit of $139.2 million and have never been profitable. We plan to grow our revenue base and continue to control our expenses in order to achieve profitability. However, we cannot be certain that we will ever realize sufficient revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

     We believe that our existing cash, cash equivalent and short-term investment balances will be sufficient to meet our cash requirements at least through the next eighteen months. However, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our future revenue, the timing and extent of spending to support product development efforts and sales, general and administrative activities, the timing of introductions of new products, and market acceptance of our products. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms or at all.

RELATED PARTY TRANSACTIONS

     During January 2003, we repurchased 1,359,160 shares of common stock at $2.47 per share from two officers in a non-cash transaction and collected cash of approximately $236,000 from the officers in full satisfaction of the principal and unpaid interest balances of the officers’ notes totaling $3.6 million. The note receivable arrangements were originally entered into during April and May of 1999 in connection with the exercise of stock options. Of the 1,359,160 shares 300,592 shares repurchased by the company were granted to an officer within six months of the repurchase. Therefore, these shares are subject to the provisions of EITF 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44” and resulted in a non-cash compensation charge to earnings during the first quarter of 2003 of $364,000.

     As of June 29, 2003, all notes receivable from stockholders had been settled in full.

RECENT ACCOUNTING PRONOUNCEMENTS

     During June 2001, the FASB issued Statement of Financial Accounting Standard No. 143 “Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS 143). The provisions of FAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Under SFAS 143, a liability for an asset retirement obligation (i.e. liability) is recognized at fair value during the period in which it is incurred. The offset to the liability is capitalized as a component of the carrying amount of the asset bringing rise to the future retirement obligation. We adopted SFAS 143 effective December 30, 2002, the beginning of our 2003 fiscal year. Our adoption of SFAS 143 did not impact our financial position, results of operations or cash flows for the three- or six-month periods ending June 29, 2003.

     During December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). SFAS 148 amends the guidance set forth in Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (SFAS 123 and provides guidance for companies that elect to change their accounting for employee stock based compensation to the fair value method of accounting. The statement also expands and increases the frequency of the existing disclosure requirements to require more prominent and quarterly disclosure of the effects of stock based compensation pursuant to the provisions of SFAS 123. We adopted SFAS 148 effective December 30, 2002 and have included the expanded interim disclosures in the footnotes to our condensed financial statements contained herein. Our adoption of SFAS 148 did not impact our financial position, results of operations or cash flows for the three- or six-month periods ending June 29, 2003.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have incurred significant losses since our inception, we expect future losses, and we may not become profitable.

     We have incurred significant losses since inception, most recently a net loss of $5.4 million for the six-month period ended June 29, 2003, and expect to incur losses in the future. As of June 29, 2003, we had an accumulated deficit of $139.2 million. We expect to incur significant product development, sales and marketing and administrative expenses, and we will need to generate significant revenue to achieve and maintain profitability. We cannot be certain that we ever will realize sufficient revenue to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

Our largest customer accounted for 54% of our revenue during the first six-months of fiscal 2003. The loss of this or other of our major customers could significantly reduce our revenue and harm our operating results.

     Our success will depend on our continued ability to develop and manage relationships with significant OEMs, resellers and integrators, as well as on the sales efforts and success of these customers. Revenue from HP (including Compaq Computer Corporation) represented 54.0% of total revenue for the six-month period ended June 29, 2003. Although we are attempting to expand our base of OEMs and resellers, most of our future revenue may come from a small number of customers.

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

     We target our embedded storage switches at a new and evolving segment of the storage market. As yet no other company has publicly introduced products similar to our InSpeed family of products. As this market grows we may face competition from storage networking switch providers, including Brocade Communications Systems, Inc., QLogic Corporation and PMC-Sierra, Inc., semiconductor companies, or OEMs, including our OEM customers, that may choose to develop technology or products that compete with ours.

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

     For SAN interconnect sales, we compete primarily with Brocade Communications Systems, Inc., QLogic Corporation and PMC-Sierra, Inc. Our competitors continue to introduce improved SAN products with lower prices, and we will have to do the same to remain competitive. Furthermore, our customers or larger companies in other related industries may develop or acquire technologies and apply their significant resources, including their distribution channels and brand recognition, to capture significant SAN market share.

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

     Suntron is not obligated to supply products for us, except as may be provided in a particular purchase order that Suntron has accepted. We place purchase orders with Suntron based on periodic forecasts. Most of the materials used in our products are standard products, however, some materials are proprietary and/or sole-source and require extended lead times. Our business will be adversely affected if we are unable to accurately forecast demand for our products and manufacturing capacity or if materials are not available at Suntron to meet the demand. Lead times for materials and components vary significantly and depend on the specific supplier, contract terms and demand for a component at a given time. We also may experience shortages of components from time to time, which could delay the manufacture of our products.

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

     Our success depends to a significant degree upon the continued joint contributions of our senior management, including James M. McCluney, President and Chief Executive Officer, Kurtis L. Adams, Chief Financial Officer, Stuart B. Berman, Chief Technology Officer, Thomas Hughes, Vice President, Product Development, Kelsey L. Britz, Vice President, Operations and Customer Service, and Reza Norouzian, Vice President, Worldwide Sales. We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, sales and marketing, finance and operations personnel. The loss of services of any of our key personnel could have a negative impact on our business. We also need to increase the number of technical staff members with experience in ASIC design as we further develop our product line. Competition for these highly skilled employees in our industry is intense.

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

     Our revenue from sales to international locations represented 34% of our total revenue for the six-month period ended June 29, 2003. We plan to expand our international sales, especially in Japan and Asia. Our international sales growth will be limited if we are unable to establish relationships with international OEMs and distributors, establish foreign operations, effectively manage international sales channels and develop relationships with service organizations. We cannot be certain that we will be able to establish, generate and build market demand for our products internationally. Our international operations will be subject to a number of risks, including:

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

     On March 3, 2003 we filed a patent infringement action against QLogic Corporation in the United States District Court for the District of Delaware. The complaint states that QLogic is infringing U.S. Patent No. 6,118,776, entitled “Methods and Apparatus for Fiber Channel Interconnection of Private Loop Devices,” through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including QLogic’s SANBox2 product. On May 23, 2003 we filed a patent infringement action against Brocade Communications Systems, Inc. in the United States District Court for the Northern District of California. The complaint states that Brocade is infringing U.S. Patent No. 6,185,203, entitled “Fibre Channel Switching Fabric”, U.S. Patent No. 6,118,776, entitled “Methods and Apparatus for Fiber Channel Interconnection of Private Loop Devices”, and U.S. Patent No. 6,470,007, entitled “Interconnect System for Fibre Channel Arbitrated Loop Including Private Loop Devices”, through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including Brocade’s Silkworm switch products, which include its “QuickLoop” and “Fabric Assist” product features. QLogic and Brocade have challenged the validity of the patents referenced, and Brocade has also challenged the enforceability of those patents. In both of these suits, we are seeking unspecified past damages, potential future royalties, or, alternatively, injunctive relief. We have entered the discovery phase in both of these actions and we remain committed to protecting our intellectual property.

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

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We have in the past received communications from third parties alleging patent infringement, and there always is the chance that third parties may assert infringement claims against us. Future patent infringement disputes, with or without merit, could result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. We cannot be certain that the necessary licenses would be available or that they could be obtained on commercially reasonable terms. If we fail to obtain these royalty or licensing agreements in a timely manner and on reasonable terms, our business, results of operations and financial condition would be materially adversely affected.

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

     During February 2003, we completed a private placement of Series B Convertible Preferred Stock (the “Series B Preferred”) and warrants to purchase common stock. So long as 1,450,000 shares of Series B Preferred remain outstanding, the Series B Preferred holders have the right to appoint a director to our board and certain actions, such as the authorization and sale of certain senior securities, that we may wish to undertake require the consent of the holders of a majority of the outstanding shares of Series B Preferred, voting as a separate class. The interests of the holders of our Series B Preferred will not necessarily be identical to those of holders of our common stock. For instance, in the event of certain change in control transactions, the holders of the Series B Preferred are entitled to payment of a liquidation preference prior to the payment of any consideration to the holders of our common stock. This may cause the holders of the Series B Preferred to favor or oppose a merger or sale of the Company or its assets in circumstances where holders of common stock may have a contrary desire.

The sale of a substantial number of shares of our common stock could cause the market price of our shares to decline.

     Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. In connection with our private placement of preferred stock during February 2003, we agreed to file registration statements with the SEC covering the resale by those investors of 3,809,524 shares of common stock underlying the conversion of the Series B Convertible Preferred Stock and 1,142,856 shares of common stock that may be issued upon the exercise of the warrants issued in that private placement. Once registered for resale these shares become freely tradeable, subject only to prospectus delivery requirements and possible restrictions under Rule 144. During July 2003, we registered, on behalf of certain stockholders, 946,000 shares of common stock underlying the conversion of the Series B Convertible Preferred Stock and 283,800 shares of common stock that may be issued upon the exercise of warrants. The registration of the remainder of these shares, or the sale of a substantial number of these shares, may cause our stock price to decline regardless of our performance.

We may seek to raise additional capital, but additional funds may not be available on terms acceptable to us or at all, limiting our ability to develop new products or respond to competitive pressures.

     Including the proceeds from the sale of preferred stock and the collection of the note from the sale of SAN InSite during early 2003, we believe that our existing cash, cash equivalent and investment balances will be sufficient to meet our cash requirements at least through the next eighteen months. However, we may require, or could elect to pursue, additional financing to fund our operations in the future. If we need to raise additional capital, we may not be able to do so on favorable terms, or at all, especially if we experience disappointing operating results. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated funding requirements.

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

     Our investment portfolio, with a fair value of $9.6 million as of June 29, 2003, is invested in commercial paper, government securities and corporate indebtedness that could experience an adverse decline in fair value should an increase in interest rates occur. In addition, future declines in interest rates could have an adverse impact on interest earnings for our investment portfolio. We do not currently hedge against this interest rate exposure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On November 15, 2001, a securities class action was filed in the United States District Court in the Southern District of New York against two of our officers and directors and certain underwriters who participated in our initial public offering in late 1999. The complaint alleges violations under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and seeks unspecified damages on behalf of persons who purchased our stock during the period October 1, 1999 through December 6, 2000. Subsequent to the filing, the Court issued a summary judgment releasing our officers and directors from the action. During June 2003, we and the other issuer defendants in the action reached a tentative settlement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the defendants and their officers and directors. Although we have approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court.

     On March 3, 2003 we filed a patent infringement action against QLogic Corporation in the United States District Court for the District of Delaware. The complaint states that QLogic is infringing U.S. Patent No. 6,118,776, entitled “Methods and Apparatus for Fiber Channel Interconnection of Private Loop Devices,” through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including QLogic’s SANBox2 product. On May 23, 2003 we filed a patent infringement action against Brocade Communications Systems, Inc. in the United States District Court for the Northern District of California. The complaint states that Brocade is infringing U.S. Patent No. 6,185,203, entitled “Fibre Channel Switching Fabric”, U.S. Patent No. 6,118,776, entitled “Methods and Apparatus for Fiber Channel Interconnection of Private Loop Devices”, and U.S. Patent No. 6,470,007, entitled “Interconnect System for Fibre Channel Arbitrated Loop Including Private Loop Devices”, through the unauthorized manufacture, use, sale and offering for sale of various storage area network switching products, including Brocade’s Silkworm switch products, which include its “QuickLoop” and “Fabric Assist” product features. QLogic and Brocade have challenged the validity of the patents referenced, and Brocade has also challenged the enforceability of those patents. In both of these suits, we are seeking unspecified past damages, potential future royalties, or, alternatively, injunctive relief. We have entered the discovery phase in both of these actions and we remain committed to protecting our intellectual property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our Annual Stockholders Meeting on May 20, 2003 in Bothell, Washington. Of the 27,040,724 shares of Common Stock and Preferred Stock outstanding as of the record date, 24,863,192 shares were represented in person or by proxy at the meeting. The results of the voting on the maters submitted to the stockholders were as follows:

     1.     To elect two Class I directors to serve until the 2006 Annual Meeting and until their successors are elected and qualified.

Name	For	Withheld

Robert Q. Cordell II	24,407,635	111,505
Jami K. Nachtsheim	24,407,735	111,405

     2.     To ratify the selection by the Audit Committee of the Company’s Board of Directors of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 28, 2003.

For:	24,496,514
Against:	17,364
Abstain:	5,262

     The directors continuing in office until the 2004 Annual Meeting are Charles A. Haggerty and Robert S. Messina. Directors continuing in office until the 2005 Annual Meeting are James M. McCluney, Peter J. Perrone and Timothy M. Spicer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

EXHIBIT
NUMBER	DESCRIPTION

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)

3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3 (3)	Certificate of Designation of Series B Convertible Preferred Stock

3.4 (1)	Bylaws of the Registrant (Exhibit 3.4)

4.1 (1)	Specimen Stock Certificate (Exhibit 4.1)

4.2 (1)	Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.2)

4.3 (1)	First Amendment to Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.3)

EXHIBIT
NUMBER	DESCRIPTION

4.4 (2)	Rights Agreement dated November 15, 2000, between the Registrant and Computer Share Trust Company, Inc. (Exhibit 4.1)

4.5 (2)	Form of Rights Certificate (Exhibit 4.2)

4.6 (3)	Form of Warrant to Purchase Common Stock of Registrant

4.7 (3)	Registration Rights Agreement dated as of February 14, 2003, by and between Registrantand the investor signatory thereto.

10.1 (4)	Corporate Purchase Agreement between Registrant and Hewlett-Packard Corporation dated May 9, 2003.

31.1	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to designated exhibits to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-81347), declared effective on September 30, 1999.

(2)	Incorporated by reference to designated exhibits to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.

(3)	Incorporated by reference to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2003.

(4)	Confidential treatment requested as to portions of this exhibit.

(b)	Reports on Form 8-K:

     We filed the following reports on Form 8-K during the second fiscal quarter of 2003 and through the filing of this Quarterly Report:

(i)	On April 22, 2003 Vixel filed a report on Form 8-K, which reported under Item 9 the press release entitled “Vixel Corporation Announces First Quarter 2003 Financial Results” relating to the financial results of the quarter ended March 30, 2003.

(ii)	On July 22, 2003 Vixel filed a report on Form 8-K, which reported under Item 9 the press release entitled “Vixel Corporation Announces Second Quarter 2003 Financial Results” relating to the financial results of the quarter ended June 29, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2003	VIXEL CORPORATION

/s/ Kurtis L. Adams

Kurtis L. Adams
Chief Financial Officer, Vice President of Finance,
Secretary and Treasurer (Authorized Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)

3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3 (3)	Certificate of Designation of Series B Convertible Preferred Stock

3.4 (1)	Bylaws of the Registrant (Exhibit 3.4)

4.1 (1)	Specimen Stock Certificate (Exhibit 4.1)

4.2 (1)	Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.2)

4.3 (1)	First Amendment to Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.3)

4.4 (2)	Rights Agreement dated November 15, 2000, between the Registrant and Computer Share Trust Company, Inc. (Exhibit 4.1)

4.5 (2)	Form of Rights Certificate (Exhibit 4.2)

4.6 (3)	Form of Warrant to Purchase Common Stock of Vixel Corporation

4.7 (3)	Registration Rights Agreement dated as of February 14, 2003, by and between Vixel Corporation and the investor signatory thereto.

10.1 (4)	Corporate Purchase Agreement between Registrant and Hewlett-Packard Corporation dated May 9, 2003.

31.1	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to designated exhibits to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-81347), declared effective on September 30, 1999.

(2)	Incorporated by reference to designated exhibits to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.

(3)	Incorporated by reference to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2003.

(4)	Confidential treatment requested as to portions of this exhibit.