Form 10-Q
period 2003-09-28
VIXEL CORP
filed 2003-11-06
CIK 1087955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark
One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2003

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     The number of shares outstanding of the Registrant’s common stock, $.0015 par value, as of October 24, 2003 was 24,919,606.

VIXEL CORPORATION

INDEX TO FORM 10-Q FOR QUARTER ENDED SEPTEMBER 28, 2003

Page

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Balance Sheet as of September 28, 2003 and December 29, 2002
Condensed Statement of Operations for the three- and nine-month periods ended September 28, 2003 and September 29, 2002
Condensed Statement of Cash Flows for the nine-month periods ended September 28, 2003 and September 29, 2002
Notes to Condensed Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Item 4. Disclosure Controls and Procedures
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
Signatures
Certifications

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIXEL CORPORATION
CONDENSED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	September 28,	December 29,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$12,962	$4,347
Investments	9,174	12,054
Accounts receivable, net of allowance for doubtful accounts of $229 and $186, respectively	3,377	2,782
Inventories	1,420	1,503
Note receivable	—	2,500
Prepaid expenses and other current assets	551	1,488

Total current assets	27,484	24,674
Property and equipment, net	2,269	2,243
Goodwill and other intangibles, net	369	423
Other assets	142	145

Total assets	$30,264	$27,485

LIABILITIES, PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of note payable and capital leases	$465	$178
Accounts payable	2,479	2,900
Accrued liabilities	4,091	3,507
Deferred revenue	216	735
Accrued restructuring costs, current portion	291	307

Total current liabilities	7,542	7,627
Note payable and capital leases, net of current portion	942	44
Accrued restructuring costs, net of current portion	104	306

Total liabilities	8,588	7,977

Commitments and contingencies
Series B convertible preferred stock, $0.001 par value, 4,400,000 shares designated, 2,863,524 and no shares issued and outstanding at September 28, 2003 and December 29, 2002, respectively	3,622	—
Stockholders’ equity
Common stock, $0.0015 par value; 60,000,000 shares authorized; 26,592,117 and 25,115,782 shares issued and 24,696,691 and 24,579,516 shares outstanding at September 28, 2003 and December 29, 2002, respectively	40	38
Additional paid-in capital	163,812	157,925
Stock-based compensation	—	(117)
Notes receivable from stockholders	—	(3,745)
Treasury stock, at cost; 1,895,426 and 536,266 shares at September 28, 2003 and December 29, 2002, respectively	(4,188)	(831)
Accumulated deficit	(141,610)	(133,762)

Total stockholders’ equity	18,054	19,508

Total liabilities, preferred stock, and stockholders’ equity	$30,264	$27,485

The accompanying notes are an integral part of these condensed financial statements.

VIXEL CORPORATION
CONDENSED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three-month Period Ended		Nine-month Period Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Revenue	$6,365	$5,014	$17,944	$14,544
Cost of revenue (1)	3,181	2,543	9,058	7,647

Gross profit	3,184	2,471	8,886	6,897

Operating expenses:
Research and development (2)	3,001	2,271	8,467	8,240
Selling, general and administrative (3)	2,633	2,842	8,312	8,287
Amortization of intangible assets	—	109	54	327
Amortization of stock-based compensation	—	117	115	510

	5,634	5,339	16,948	17,364
Restructuring costs and adjustments	—	(33)	—	1,742
Loss (Gain) on sale of assets, net	(16)	10	(25)	(4,444)

Total operating expenses	5,618	5,316	16,923	14,662

Loss from operations	(2,434)	(2,845)	(8,037)	(7,765)
Other income, net	24	196	189	564

Net loss	$(2,410)	$(2,649)	$(7,848)	$(7,201)

Net loss applicable to common stockholders	$(3,969)	$(2,649)	$(9,753)	$(7,201)

Basic and diluted net loss per share	$(0.16)	$(0.11)	$(0.41)	$(0.30)

Weighted-average shares outstanding	24,137	24,161	23,736	23,951

(1)	Includes amortization of stock-based compensation of $0 and $2 for the three-month periods ended September 28, 2003 and September 29, 2002, respectively, and $2 and $8 for the nine-month periods ended September 28, 2003 and September 29, 2002, respectively.

(2)	Excludes amortization of stock-based compensation of $0 and $3 for the three-month periods ended September 28, 2003 and September 29, 2002, respectively, and $1 and $11 for the nine-month periods ended September 28, 2003 and September 29, 2002, respectively.

(3)	Excludes amortization of stock-based compensation of $0 and $114 for the three-month periods ended September 28, 2003 and September 29, 2002, respectively, and $114 and $499 for the nine-month periods ended September 28, 2003 and September 29, 2002, respectively.

The accompanying notes are an integral part of these condensed financial statements.

VIXEL CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine-month Period Ended

	September 28,	September 29,
	2003	2002

Cash flows from operating activities
Net loss	$(7,848)	$(7,201)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,502	2,088
Amortization of other intangibles	54	327
Stock-based compensation	681	518
Non-cash restructuring costs	—	400
Gain on disposal of assets, net	(25)	(4,444)
Provisions for doubtful accounts, inventory obsolescence, and warranty	618	(415)
Changes in:
Accounts receivable	(387)	(682)
Inventories	147	1,255
Prepaid expenses and other assets	940	478
Accounts payable and accrued liabilities	(727)	(322)
Deferred revenue	(519)	(325)
Accrued restructuring costs	(218)	731

Net cash used in operating activities	(5,782)	(7,592)

Cash flows from investing activities
Purchase of short-term investments	(10,596)	(11,683)
Maturities of investments	13,476	18,314
Collection of note receivable	2,500	—
Purchases of property and equipment	(1,544)	(660)
Proceeds from sales of assets	41	2,155

Net cash provided by investing activities	3,877	8,126

Cash flows from financing activities
Proceeds from the sale of Series B Convertible Preferred Stock and common stock warrants, net of offering costs	7,750	—
Receipts of payments on stockholder notes receivable	388	—
Proceeds from note payable	1,350	319
Principal payments on note payable and capital lease obligations	(165)	(1,471)
Proceeds from ESPP stock purchase	233	198
Proceeds from exercise of stock options	964	332

Net cash provided by (used in) financing activities	10,520	(622)

Net increase in cash and cash equivalents	8,615	(88)
Cash and cash equivalents, beginning of period	4,347	5,036

Cash and cash equivalents, end of period	$12,962	$4,948

Cash paid for interest	$13	$52
Use of prepaid expense to acquire property and equipment	$—	$120
Sale of SAN InSite assets in exchange for note receivable	$—	$2,500
Equipment purchased under capital leases	$—	$53
Treasury stock acquired in satisfaction of officer notes receivable	$3,357	$—
Accretion of Series B Convertible Preferred Stock deemed dividend	$778	$—
Beneficial conversion amount recognized upon conversion of Series B
Convertible Preferred Stock into common stock	$1,127	$—
Portion of Series B Convertible Preferred Stock allocated to common warrants	$1,108	$—
Deemed dividend for beneficial conversion feature on Series B Convertible Preferred Stock	$3,246	$—

The accompanying notes are an integral part of these condensed financial statements.

VIXEL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed financial statements as of September 28, 2003 and for the three- and nine-month periods ended September 28, 2003 and September 29, 2002 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations and cash flows for the interim periods are not necessarily indicative of future financial results. You should read these interim financial statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 29, 2002.

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

     The following table sets forth the adjustments to net income resulting in net loss applicable to common stockholders (in thousands):

	Three-month Period Ended		Nine-month Period Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net loss	$(2,410)	$(2,649)	$(7,848)	$(7,201)
Periodic accretion of the Series B Convertible Preferred Stock to the mandatory redemption amount	(432)	—	(778)	—
Recognition of Series B Convertible Preferred Stock beneficial conversion amount upon conversion into common stock	(1,127)	—	(1,127)	—

Net loss applicable to common stockholders	$(3,969)	$(2,649)	$(9,753)	$(7,201)

     The following table sets forth the antidilutive securities excluded from the diluted net loss per share calculation for the three- and nine-month periods ended September 28, 2003 and September 29, 2002 (in thousands of shares):

	September 28,	September 29,
	2003	2002

Convertible preferred stock	2,863	—
Options to purchase common stock	7,185	5,750
Warrants to purchase common stock	1,277	284
Common stock subject to repurchase	—	145

Total	11,325	6,179

NOTE 3. STOCK OPTIONS

     We account for stock option grants pursuant to the provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123). Under the provisions of SFAS 123, employee stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), or the fair value method described in SFAS 123. Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net income. We have elected to continue accounting for our employee and director stock-based awards under the provisions of APB 25. We account for equity grants to other than employees and directors pursuant to the fair value provisions of SFAS 123.

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

	Three-month Period Ended		Nine-month Period Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net loss applicable to common stockholders as reported	$(3,969)	$(2,649)	$(9,753)	$(7,201)
Employee stock based compensation included in net loss as reported	—	119	117	518
Stock based compensation pursuant to fair value accounting	(1,001)	(54)	(3,541)	(2,043)

Pro forma net loss applicable to common stockholders	$(4,970)	$(2,584)	$(13,177)	$(8,726)

Basic and diluted net loss per share	$(0.16)	$(0.11)	$(0.41)	$(0.30)

Pro forma net loss per share	$(0.21)	$(0.11)	$(0.56)	$(0.36)

     The stock based compensation pursuant to fair value accounting information presented has been determined as if we had accounted for our stock options issued to employees under the fair value method for all periods presented. The fair value of each option granted is estimated at the date of grant using the following weighted-average assumptions:

	For the three-month period ended

	September 28, 2003	September 29, 2002

Expected term	5 years	5 years
Risk-free interest rate	3.42%	2.79%
Dividend yield	0%	0%
Volatility	100%	100%

NOTE 4. INVENTORIES

     Inventories consist of the following:

	September 28,	December 29,
	2003	2002

Raw materials	$2,827	$3,244
Finished goods	1,002	1,843
Less: write-down to expected realizable value	(2,409)	(3,584)

	$1,420	$1,503

NOTE 5. WARRANTY

     We offer product warranties of one to five years. Warranty coverages provide for the repair or replacement of defective products, at our option. Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized and reported on the balance sheet as a component of accrued liabilities. These estimates are based on historical warranty experience and other relevant information of which we are aware. Costs associated with warranty coverage may include replacement product, parts, labor and other costs. The following table sets forth the amount of warranty accrued, expensed and utilized or adjusted during the nine-month period ended September 28, 2003.

		Amounts
	Balance at	Charged to
	Beginning	Costs and		Balance at End
	of Period	Expenses	(Deductions)	of Period

Accrued warranty costs
Nine-month period ended September 28, 2003	$1,749	$890	$(1,302)	$1,337

Nine-month period ended September 29, 2002	$2,135	$259	$(722)	$1,672

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

     The aggregate of $1.1 million of proceeds allocated to the common stock warrants issued in conjunction with the offering, the $3.2 million value assigned to the embedded beneficial conversion and the $0.2 million of allocated transaction costs, was recorded as additional paid in capital resulting in an initial net carrying amount of the Series B Convertible Preferred Stock of $3.5 million. The resulting $3.5 million carrying amount reflects a discount of $4.5 million from the $8.0 million to be paid to holders of the Series B Convertible Preferred Stock upon mandatory redemption that may occur anytime after February 14, 2010. This $4.5 million discount from the $8.0 million redemption amount plus any accrued but unpaid dividends which increase the redemption amount will be accreted using the effective yield method, up to the earlier of the stated redemption date or conversion of the preferred shares into common. In the event that the preferred stock is converted into common stock prior to the stated redemption date, any unaccreted beneficial conversion amounts will be recorded immediately as a lump-sum deemed dividend and reflected in net loss applicable to common stockholders.

     During July 2003, we registered, on behalf of certain stockholders, 1,286,560 shares of common stock underlying the conversion of 946,000 of the 3,809,524 shares of Series B Convertible Preferred Stock issued, 283,800 of the 1,142,856 shares of common stock that may be issued upon the exercise of warrants, and 56,760 shares of common stock that may be issued upon conversion of shares of Series B Convertible Preferred Stock issued as dividends. During August 2003, the stockholders for whom the shares of common stock were registered converted their shares of Series B Convertible Preferred Stock into shares of our common stock. As previously noted, the conversion of the preferred stock into common stock prior to the stated redemption date results in the immediate recognition of the remaining beneficial conversion amounts for the shares converted. During the quarter ended September 28, 2003, certain stockholders converted 960,495 shares of Series B Convertible Preferred Stock into shares of common stock. This transaction resulted in the recognition of a deemed dividend of $1.1 million due to unaccreted beneficial conversion amounts relating to the converted shares. The deemed dividend was recorded to additional paid in capital and as a component of net loss applicable to common stockholders

NOTE 7. NOTES RECEIVABLE FROM STOCKHOLDERS

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

     As of September 28, 2003, all notes receivable from stockholders had been settled in full.

NOTE 8. Note Payable

     On September 23, 2003 Vixel entered into a loan and security agreement with a lending institution for a $5.0 million credit facility that provides $2.5 million of capital equipment financing and up to $2.5 million of financing for general corporate use. The facility includes customary covenants and is collateralized by all of our tangible and intellectual property assets. Due to the loan agreement being entered into less than three business days from our quarter end, the lending institution agreed to defer the effective date of certain loan covenants, through the issuance of a waiver of those covenants, to provide for the administrative implementation of the agreement. The $2.5 million capital equipment portion of the facility is available to borrow from for twelve months after signing with each borrowing maturing 36 months from the date of borrowing with monthly payments of principal and interest calculated at a variable rate of up to Prime plus 1.50%. Approximately $1.4 million was borrowed from the equipment facility during the quarter. The $2.5 million general use facility bears interest of Prime plus 0.75% and is available until and matures on September 23, 2004 and includes borrowing limits based on receivables. As of September 28, 2003 no amounts have been borrowed from this facility and approximately $2.1 million was available for borrowing based on the borrowing base calculation set-forth in the loan and security agreement.

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

     During June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (SFAS 143). The provisions of FAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Under SFAS 143, a liability for an asset retirement obligation (i.e. liability) is recognized at fair value during the period in which it is incurred. The offset to the liability is capitalized as a component of the carrying amount of the asset bringing rise to the future retirement obligation. We adopted SFAS 143 effective December 30, 2002, the beginning of our 2003 fiscal year. Our adoption of SFAS 143 did not impact our financial position, results of operations or cash flows for the three- or nine-month periods ended September 28, 2003.

     During December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). SFAS 148 amends the guidance set forth in Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (SFAS 123) and

provides guidance for companies that elect to change their accounting for employee stock based compensation to the fair value method of accounting. The statement also expands and increases the frequency of the existing disclosure requirements to require more prominent and quarterly disclosure of the effects of stock based compensation pursuant to the provisions of SFAS 123. We adopted SFAS 148 effective December 30, 2002 and have included the expanded interim disclosures in the footnotes to our condensed financial statements contained herein. Our adoption of SFAS 148 did not impact our financial position, results of operations or cash flows for the three- or nine-month periods ended September 28, 2003.

     During May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that such financial instruments that are within its scope be classified as a liability or an asset. SFAS 150 is effective for us for financial instruments entered into or modified after May 31, 2003 and for fiscal periods beginning after June 15, 2003 for existing financial instruments. During October 2003, the FASB voted to defer the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. We will evaluate the applicability of any changes to these provisions upon their reissuance. As we have not issued financial instruments that fall within the scope of SFAS 150, in its current form, there was no impact to our financial position, results of operations or cash-flows as a result of the issuance of this pronouncement.

NOTE 10. SUBSEQUENT EVENT

     On October 8, 2003, we announced the signing of a definitive agreement for Emulex Corporation to acquire us. Under the terms of the agreement, Emulex will acquire all of our outstanding shares of preferred and common stock for $10 per share in cash, through a cash tender offer. Shares not acquired by Emulex in the tender offer will be acquired in a second step merger in which our remaining stockholders will receive the same cash price per share as that paid in the tender offer. In addition, Emulex will assume all of our existing vested and unvested stock options. Our board of directors has unanimously approved the acquisition and has voted to recommend that our stockholders accept the tender offer and tender their shares. In addition, a principal stockholder has agreed to tender shares representing approximately 11% of the fully diluted shares in support of the transaction. The tender offer is expected to be completed during November 2003, subject to regulatory approvals and certain closing conditions, including the tender of a majority of our shares of capital stock on a fully-diluted basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed financial statements in Item 1 of this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 29, 2002.

     This document contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions and actual events or results may differ materially. Some of the risks and uncertainties that may affect future results are discussed under the caption “Factors That May Affect Results of Operations and Financial Condition” in Item 7 of our Annual Report on From 10-K, as amended, for the fiscal year ended December 29, 2002.

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

OVERVIEW

     We provide comprehensive Fibre Channel-based technologies and products for data storage solutions and storage networking applications. Our offering consists of a variety of new embedded storage switch and SAN interconnect products that connect computers to data storage devices in a network configuration. Our new embedded storage switch products are based on a switch-on-a-chip, or SOC. This SOC can be embedded in a variety of data storage devices to enhance performance, improve availability, and increase the reliability of these devices. This new switching technology can be sold in chip, blade or box form to original equipment manufacturers, or OEMs, for inclusion in their solutions.

     Our SOC incorporates our InSpeedTM technology, which is our patents pending advanced switching architecture that results in a single chip capable of handling multiple Fibre Channel devices. The InSpeed SOC can be embedded into storage enclosure devices such as redundant array of independent disks, or RAID, enclosures, tape libraries, network attached storage environments and next generation storage systems to enhance the performance and scaling of these solutions as well as improve device reliability, availability and serviceability. We are also using the InSpeed SOC in Fibre Channel switches and blades that can be embedded by OEMs in their storage solutions. This technology can also be used to offer high performance, low cost switches for entry level SANs. Revenue from InSpeed-based products represented approximately 76% of our revenue for the first nine-months of fiscal 2003 and 77% of our revenue for the three-month period ended September 28, 2003.

     We derive substantially all of our revenue from the sale of Fibre Channel products, including embedded storage switch products, and SAN switches and hubs to a limited number of OEMs. During the third fiscal quarter of 2003 HP Corporation represented 55.1% of revenue, compared with the same period of 2002 during which HP and Avid Technology represented 60.4% and 12.4% of revenue, respectively. During the first nine-months of 2003 HP represented 54.4% of revenue, compared with the same period of 2002 during which HP and Avid represented 34.5% and 14.7% of revenue, respectively. No other customers represented greater than 10% of revenue during the periods noted. While we are seeking to diversify our customer base and expand the portion of our revenue that is derived from sales through various distribution channels, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of OEMs.

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

Pending Acquisition of Vixel

     On October 8, 2003, we announced the signing of a definitive agreement for Emulex Corporation to acquire us. Under the terms of the agreement, Emulex will acquire all of our outstanding shares of preferred and common stock for $10 per share in cash, through a cash tender offer. Shares not acquired by Emulex in the tender offer will be acquired in a second step merger in which our remaining stockholders will receive the same cash price per share as that paid in the tender offer. In addition, Emulex will assume all of our existing vested and unvested stock options. Our board of directors has unanimously approved the acquisition and has voted to recommend that our stockholders accept the tender offer and tender their shares. In addition, a principal stockholder has agreed to tender shares representing approximately 11% of the fully diluted shares in support of the transaction. The tender offer is expected to be completed during November 2003, subject to regulatory approvals and certain closing conditions, including the tender of a majority of our shares of capital stock on a fully-diluted basis.

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

     Product is delivered to a customer when shipped or the customer takes possession of the product. Our products ship freight on board-shipping point via customer provided transport carrier. Under circumstances in which we maintain product inventories at third party facilities where a customer may take delivery on a just-in-time basis, delivery occurs and legal title to the product transfers to the customer, when the customer takes physical possession of the inventory. Once a product is shipped or removed from a just-in-time inventory facility, the product may not be returned for credit or refund.

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

	Three-month Period Ended		Nine-month Period Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	50.0	50.7	50.5	52.6

Gross profit	50.0	49.3	49.5	47.4

Operating expenses
Research and development	47.1	45.3	47.2	56.7
Selling, general and administrative	41.4	56.7	46.3	57.0
Amortization of intangible assets	0.0	2.2	0.3	2.2
Amortization of stock-based compensation	0.0	2.3	0.6	3.5

	88.5	106.5	94.4	119.4
Restructuring costs and adjustments	0.0	(0.7)	0.0	12.0
Gain on sale of assets, net	(0.3)	0.2	(0.1)	(30.6)

Total operating expenses	88.2	106.0	94.3	100.8

Loss from operations	(38.2)	(56.7)	(44.8)	(53.4)
Other income, net	0.3	3.9	1.1	3.9

Net loss	(37.9)%	(52.8)%	(43.7)%	(49.5)%

RESTRUCTURING

     During April 2002, we adopted and implemented a restructuring plan to reduce our cost structure and focus on our InSpeed-based product development and sales. As a result of the plan, we recorded restructuring charges of $1.7 million, net of adjustments. The restructuring plan included, among other charges, a charge of $0.9 million for the consolidation of space within our Bothell, Washington corporate headquarters and our engineering facility in Irvine, California. This charge included the costs associated with the idle facility space at these locations for the remainder of the lease terms. At December 29, 2002 the $0.6 million of accrued restructuring liability remaining was related solely to excess facilities at our Bothell, Washington location through the first quarter of fiscal 2005. During the nine-month period ended September 28, 2003 the restructuring liability was reduced to $0.4 million due to lease payments made on our Bothell facility.

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

THREE-MONTH PERIOD ENDED SEPTEMBER 28, 2003 COMPARED WITH THE THREE-MONTH PERIOD ENDED SEPTEMBER 29, 2002

     Revenue. Revenue during the three-month periods ended September 28, 2003 and September 29, 2002 was derived from our InSpeed, hub and switch products. Revenue increased 28% to $6.4 million from $5.0 million for the three-month periods ended September 28, 2003 and September 29, 2002, respectively. The $1.4 million increase was due to a $2.3 million increase in revenue from our InSpeed family of products offset by declines in our hub and non-InSpeed switch products. InSpeed products represented 77% of revenue for the three-month period ended September 28, 2003 compared with 53% for the three-month period ended September 29, 2002. Revenue generated by our non-InSpeed products declined an aggregate of 38% to $1.5 million from $2.4 million for the three-month periods ended September 28, 2003 and September 29, 2002, respectively.

     Cost of revenue. Cost of revenue includes the cost to acquire finished products from a third party manufacturer of our products, expenses we incur related to inventory management, product quality testing, customer order fulfillment, and provisions for warranty expenses and inventory obsolescence. Cost of revenue increased 28% to $3.2 million from $2.5 million for the three-month periods ended September 28, 2003 and September 29, 2002, respectively. This $0.7 million increase was due primarily to the 28% increase in revenue. Margins on sales increased to 50.0% of revenue in the current period compared with 49.3% during the same period in the prior year. The improvement in margins is due to higher-margin InSpeed products comprising a larger percentage of total revenue during the three-month period ended September 28, 2003 compared with the three-month period ended September 29, 2002.

     Research and development expenses. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and sustaining engineering of our products, consulting and outside service fees, costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses increased 32% to $3.0 million from $2.3 million for the three-month periods ended September 28, 2003 and September 29, 2002, respectively. This increase is primarily due to $0.4 million increase in compensation related costs, $0.1 million increase in design engineering and prototype expenses, and $0.1 million increase in facility costs. The increase in compensation costs reflects increased staffing and use of temporary contract personnel.

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

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, finance and information technology support functions, as well as professional fees, allowance for doubtful accounts receivable, and expenses related to various marketing activities. Selling, general and administrative expenses decreased 7% to $2.6 million from $2.8 million for the three-month periods ended September 28, 2003 and September 29, 2002, respectively. This $0.2 million decrease is primarily due to a $0.5 million decrease in compensation related costs offset by $0.2 million in increased professional services and $0.1 million in increased travel costs. As a percentage of revenue, selling, general and administrative expenses decreased to 41% from 57% for the three-month periods ended September 28, 2003 and September 29, 2002, respectively, due to increased revenues and decreased expenses during the third quarter of 2003.

     Amortization of intangible assets. No amortization of intangible assets was recorded for the three-month period ended September 28, 2003 as all intangible assets became fully amortized during previous periods. This compares to amortization of $0.1 million recorded during the three-month period ended September 29, 2002. Goodwill is not amortized, but is subject to periodic impairment testing. No impairment of goodwill was noted during the periods presented.

     Amortization of stock-based compensation. No amortization of stock based compensation was recorded for the three-month period ended September 28, 2003 as all deferred stock compensation had been fully amortized during previous periods. This compares to amortization of $0.1 million recorded during the three-month period ended September 29, 2002.

NINE-MONTH PERIOD ENDED SEPTEMBER 28, 2003 COMPARED WITH THE NINE-MONTH PERIOD
ENDED SEPTEMBER 29, 2002

     Revenue. Revenue during the nine-month periods ended September 28, 2003 and September 29, 2002 was derived from our InSpeed, hub and switch products. Revenue increased 23% to $17.9 million from $14.5 million for the nine-month periods ended September 28, 2003 and September 29, 2002, respectively. This $3.4 million increase was due to a $9.0 million increase in revenue from our InSpeed family of products offset by declines in our hub and non-InSpeed switch products of $4.6 million and a decline in engineering and service revenue of $1.0 million. InSpeed products represented 76% of revenue for the nine-month period ended September 28, 2003 compared with 32% for the nine-month period ended September 29, 2002.

     Cost of revenue. Cost of revenue includes the cost to acquire finished products from a third party manufacturer of our products, expenses we incur related to inventory management, product quality testing, customer order fulfillment, and provisions for warranty expenses and inventory obsolescence. Cost of revenue increased 20% to $9.1 million from $7.6 million for the nine-month periods ended September 28, 2003 and September 29, 2002, respectively. This $1.5 million increase was due primarily to the 23% increase in revenue partially offset by improved margins. Margins on sales increased to 49.5% of revenue during the current period compared with 47.4% during the same period in the prior year. The improvement in margins is due to higher-margin InSpeed products comprising a larger percentage of total revenue during the nine-month period ended September 28, 2003 compared with the nine-month period ended September 29, 2002.

     Research and development expenses. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in the design, development and sustaining engineering of our products, consulting and outside service fees, costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses increased 4% to $8.5 million from $8.2 million for the nine-month periods ended September 28, 2003 and September 29, 2002, respectively. This $0.3 million increase is primarily due to a $0.5 million increase in engineering design, software and prototype expenses and $0.1 million increase in facility costs offset by $0.3 million in compensation related expense reductions primarily due to the sale of our SAN management software assets combined with implementation of our restructuring plan, both of which occurred during the second quarter of 2002.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, finance and information technology support functions, as well as professional fees, allowance for doubtful accounts receivable, and expenses related to various marketing activities. Selling, general and administrative expenses remained steady at $8.3 million for the nine-month periods ended September 28, 2003 and September 29, 2002. As a percentage of revenue, selling, general and administrative expenses decreased to 47% from 57% for the nine-month periods ended September 28, 2003 and September 29, 2002, respectively, due to increased revenues during fiscal 2003.

     Amortization of intangible assets. Amortization of intangible assets recorded for the nine-month period ended September 28, 2003 was $54,000 compared with $0.3 million recorded during the nine-month period ended September 29, 2002. This decrease is due to all intangibles becoming fully amortized during early 2003. Goodwill is not amortized, but is subject to periodic impairment testing. No impairment of goodwill was noted during the periods presented.

     Amortization of stock-based compensation. Amortization of stock based compensation decreased 80% to $0.1 million from $0.5 million for the nine-month periods ended September 28, 2003 and September 29, 2002, respectively. During 2003 all remaining deferred stock compensation was fully amortized.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the sale of common and preferred stock with aggregate proceeds of approximately $124.3 million. Additionally, we have financed our operations through bank financing, capital equipment lease lines, working capital credit facilities, notes payable, $6.9 million in net cash received from the sale of our laser diode fabrication facility and gigabit Ethernet product line and $4.7 million in net cash received from the sale of our SAN management software assets. Our principal sources of liquidity at September 28, 2003 consisted of $13.0 million in cash and cash equivalents, $9.2 million in liquid investments, and $3.2 million of available borrowing on our credit facility.

     Cash utilized by operating activities was $5.8 million for the nine-month period ended September 28, 2003, and was due primarily to our operating loss, net of non-cash expenses. Cash provided by investing activities was $3.9 million and resulted from maturities of short-term investments of $13.5 million, proceeds from the collection of a $2.5 million note receivable received in conjunction with the sale of our SAN management software assets, offset by $10.6 million of purchases of short-term investments and capital expenditures of $1.5 million. Cash provided by financing activities reflects the $7.8 million raised in conjunction with our sale of Series B Convertible Preferred Stock combined with $1.4 million of proceeds borrowed against our capital equipment credit facility, $1.2 million in sales of our common stock through our employee stock purchase plan and upon stock option exercises, and the collection of $0.4 million of stockholder notes receivable.

     As of September 28, 2003, we had an accumulated deficit of $141.6 million and have never been profitable. We plan to grow our revenue base and continue to control our expenses in order to achieve profitability. However, we cannot be certain that we will ever realize sufficient revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

     We believe that our existing cash, cash equivalent and short-term investment balances will be sufficient to meet our cash requirements as a standalone entity for at least the next twelve to eighteen months. However, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements as a standalone entity will depend on many factors, including our future revenue, the timing and extent of spending to support product development efforts and sales, general and administrative activities, the timing of introductions of new products, and market acceptance of our products. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms or at all.

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

     As of September 28, 2003, all notes receivable from stockholders had been settled in full.

RECENT ACCOUNTING PRONOUNCEMENTS

     During June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (SFAS 143). The provisions of FAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Under SFAS 143, a liability for an asset retirement obligation (i.e. liability) is recognized at fair value during the period in which it is incurred. The offset to the liability is capitalized as a component of the carrying amount of the asset bringing rise to the future retirement obligation. We adopted SFAS 143 effective December 30, 2002, the beginning of our 2003 fiscal year. Our adoption of SFAS 143 did not impact our financial position, results of operations or cash flows for the three- or nine-month periods ending September 28, 2003.

     During December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). SFAS 148 amends the guidance set forth in Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (SFAS 123 and provides guidance for companies that elect to change their accounting for employee stock based compensation to the fair value method of accounting. The statement also expands and increases the frequency of the existing disclosure requirements to require more prominent and quarterly disclosure of the effects of stock based compensation pursuant to the provisions of SFAS 123. We adopted SFAS 148 effective December 30, 2002 and have included the expanded interim disclosures in the footnotes to our condensed financial statements contained herein. Our adoption of SFAS 148 did not impact our financial position, results of operations or cash flows for the three- or nine-month periods ending September 28, 2003.

     During May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that such financial instruments that are within its scope be classified as a liability or an asset. SFAS 150 is effective for us for financial instruments entered into or modified after May 31, 2003 and for fiscal periods beginning after June 15, 2003 for existing financial instruments. During October 2003, the FASB voted to defer the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. We will evaluate the applicability of any changes to these provisions upon their reissuance. As we have not issued financial instruments that fall within the scope of SFAS 150, in its current form, there was no impact to our financial position, results of operations or cash-flows as a result of the issuance of this pronouncement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We maintain investment portfolio holdings of various issuers, types, and maturities, the majority of which are commercial paper and government securities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value.

     Our investment portfolio, with a fair value of $9.2 million as of September 28, 2003, is invested in commercial paper, government securities and corporate indebtedness that could experience an adverse decline in fair value should an increase in interest rates occur. Future declines in interest rates could have an adverse impact on interest earnings for our investment portfolio. In addition, we have borrowed $1.4 million that bears interest at a variable rate up to Prime plus 1.50%. Future increases in interest rates could have an adverse impact on interest expense incurred on our borrowings. We do not currently hedge against interest rate exposures.

     All of our revenue is realized in U.S. dollars and is from customers primarily headquartered in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange risk.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. We conducted an evaluation of our controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the date of the evaluation, our disclosure controls were effective in providing reasonable assurance that the material information required to be included in our reports filed with the Securities and Exchange Commission (the “SEC”) is properly recorded, processed, summarized, and reported within the time specified periods pursuant to SEC rules. It should be noted that the design of any system of control is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated objectives.

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

     On October 9, 2003, a purported class action lawsuit was filed in King County Superior Court of the State of Washington against Vixel and each of Vixel’s directors, entitled Russell Fink v. Vixel Corporation, et al., Case No. 03-2-37226-9JD. The complaint makes general allegations that, among other things, Vixel’s directors breached their fiduciary duties to Vixel stockholders in connection with the approval of the merger and seeks to enjoin the tender offer and have the merger agreement with Emulex Corporation, and its acquisition subsidiary, declared unlawful, among other forms of relief. Vixel believes that the plaintiff’s claims are without merit and has retained counsel with instructions to vigorously defend it. A copy of the complaint is filed as Exhibit(e)(22) to the Schedule 14D-9 filed by us with the SEC on October 15, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

EXHIBIT
NUMBER	DESCRIPTION

2.1 (4)	Agreement and Plan of Merger, dated as of October 8, 2003, by and among Emulex Corporation, Aviary Acquisition Corp., and Registrant.

2.2 (4)	Purchaser Option Agreement, dated October 8, 2003, by and among Emulex Corporation, Aviary Acquisition Corp., and Registrant.

2.3 (4)	Stockholders Agreement, dated October 8, 2003, by and among Emulex Corporation, Aviary Acquisition Corp., and certain stockholders of Registrant.

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)

3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3 (3)	Certificate of Designation of Series B Convertible Preferred Stock

3.4 (1)	Bylaws of the Registrant (Exhibit 3.4)

4.1 (1)	Specimen Stock Certificate (Exhibit 4.1)

4.2 (1)	Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.2)

4.3 (1)	First Amendment to Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.3)

4.4 (2)	Rights Agreement dated November 15, 2000, between the Registrant and Computer Share Trust Company, Inc. (Exhibit 4.1)

4.5 (2)	Form of Rights Certificate (Exhibit 4.2)

4.6 (3)	Form of Warrant to Purchase Common Stock of Registrant

4.7 (3)	Registration Rights Agreement dated as of February 14, 2003, by and between Registrant and the investor signatory thereto.

10.1	Loan and Security Agreement between Registrant and Silicon Valley Bank dated September 23, 2003. (Pursuant to Item 601(b)(2) of Regulation S-K the exhibits to the Agreement are not filed herewith. The Registrant agrees to furnish supplementally a copy of any omitted exhibits/schedules to the Commission upon request.)

31.1	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to designated exhibits to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-81347), declared effective on September 30, 1999.

(2)	Incorporated by reference to designated exhibits to Registrant’s current report on Form 8-K filed on November 17, 2000.

(3)	Incorporated by reference to Registrant’s current report on Form 8-K filed on February 20, 2003.

(4)	Incorporated by reference to Registrant’s current report on Form 8-K filed on October 8, 2003.

(b)  Reports on Form 8-K:

     We filed the following reports on Form 8-K during the third fiscal quarter of 2003 and through the filing of this Quarterly Report:

(i)	On July 22, 2003 Vixel filed a report on Form 8-K, which reported under Item 9 the press release entitled “Vixel Corporation Announces Second Quarter 2003 Financial Results” relating to the financial results of the quarter ended June 29, 2003.

(ii)	On October 8, 2003 Vixel filed a report on Form 8-K, which reported under Item 5 that it entered into an Agreement and Plan of Merger, with Emulex Corporation, a Delaware corporation, and Aviary Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Emulex Corporation.

(iii)	On October 21, 2003 Vixel filed a report on Form 8-K, which reported under Item 9 the press release entitled “Vixel Corporation Announces Third Quarter 2003 Financial Results” relating to the financial results of the quarter ended September 28, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2003	VIXEL CORPORATION

/s/ Kurtis L. Adams

Kurtis L. Adams Chief Financial Officer, Vice President of Finance,
Secretary and Treasurer (Authorized Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

2.1 (4)	Agreement and Plan of Merger, dated as of October 8, 2003, by and among Emulex Corporation, Aviary Acquisition Corp., and Registrant.

2.2 (4)	Purchaser Option Agreement, dated October 8, 2003, by and among Emulex Corporation, Aviary Acquisition Corp., and Registrant.

2.3 (4)	Stockholders Agreement, dated October 8, 2003, by and among Emulex Corporation, Aviary Acquisition Corp., and certain stockholders of Registrant.

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.2)

3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3 (3)	Certificate of Designation of Series B Convertible Preferred Stock

3.4 (1)	Bylaws of the Registrant (Exhibit 3.4)

4.1 (1)	Specimen Stock Certificate (Exhibit 4.1)

4.2 (1)	Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.2)

4.3 (1)	First Amendment to Amended and Restated Investors’ Rights Agreement dated February 17, 1998 (Exhibit 4.3)

4.4 (2)	Rights Agreement dated November 15, 2000, between the Registrant and Computer Share Trust Company, Inc. (Exhibit 4.1)

4.5 (2)	Form of Rights Certificate (Exhibit 4.2)

4.6 (3)	Form of Warrant to Purchase Common Stock of Registrant

4.7 (3)	Registration Rights Agreement dated as of February 14, 2003, by and between Registrant and the investor signatory thereto.

10.1	Loan and Security Agreement between Registrant and Silicon Valley Bank dated September 23, 2003. (Pursuant to Item 601(b)(2) of Regulation S-K the exhibits to the Agreement are not filed herewith. The Registrant agrees to furnish supplementally a copy of any omitted exhibits/schedules to the Commission upon request.)

31.1	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to designated exhibits to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-81347), declared effective on September 30, 1999.

(2)	Incorporated by reference to designated exhibits to Registrant’s current report on Form 8-K filed on November 17, 2000.

(3)	Incorporated by reference to Registrant’s current report on Form 8-K filed on February 20, 2003.

(4)	Incorporated by reference to Registrant’s current report on Form 8-K filed on October 8, 2003.